Form 10-K
period 1993-12-31
PACIFIC LUMBER CO /DE/
filed 1994-03-30
CIK 796838

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                               __________________

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended December 31, 1993  Commission File Number 1-
     9204


                           THE PACIFIC LUMBER COMPANY
             (Exact name of Registrant as Specified in its Charter)


                    DELAWARE                            13-3318327
                (State or other                      (I.R.S. Employer
                 jurisdiction                     Identification Number)
              of incorporation or
                 organization)

                  P. O. BOX 37
                125 MAIN STREET                            95565
               SCOTIA, CALIFORNIA                       (Zip Code)
             (Address of Principal
               Executive Offices)

       Registrant's telephone number, including area code: (707) 764-2222

                               __________________


           Securities registered pursuant to Section 12(b) of the Act:

                                      None.


           Securities registered pursuant to Section 12(g) of the Act:

                                      None.
                               __________________

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.   Yes  /X/  No   / /
           Shares of Common Stock outstanding at March 15, 1994:  100
          All of the Registrant's voting stock is held by an affiliate of the Registrant.


          REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
     (J)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                           THE PACIFIC LUMBER COMPANY

                                     PART I


     ITEM 1.   BUSINESS

          GENERAL AND REFINANCING

               The Pacific Lumber Company and its subsidiaries (collectively referred to herein as the "Company" or "Pacific Lumber," unless the context indicates otherwise), which has been in continuous operation for 125 years, engages in all principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products.

               On March 23, 1993 (the "Closing Date"), the Company transferred (the "Transfer") approximately 179,000 acres of timberlands (the "Subject Timberlands"), its geographical information system and certain other assets to its newly-formed wholly owned subsidiary, Scotia Pacific Holding Company ("SPHC"), in exchange for
     (i) the assumption by SPHC of $323.4 million of the Company's public indebtedness consisting of all of the Company's 12% Series A Senior Notes due July 1, 1996 (the "Series A Notes") and a portion of the Company's 12.2% Series B Senior Notes due July 1, 1996 (the "Series B Notes"), and (ii) all of SPHC's outstanding common stock. SPHC was organized as a special purpose Delaware corporation to facilitate the Transfer and the offering of the Timber Notes described below. The Subject Timberlands consist substantially of residual old growth and young growth redwood and Douglas-fir timber. On the Closing Date, the Company and SPHC entered into a Master Purchase Agreement, a Services Agreement, an Additional Services Agreement and certain other agreements providing for a variety of ongoing relationships. See "-- Relationships with SPHC and Britt Lumber." On the Closing Date, the Company also transferred to its newly-formed wholly owned subsidiary, Salmon Creek Corporation ("Salmon Creek"), in exchange for all of Salmon Creek's common stock, approximately 3,000 contiguous acres of its virgin old growth redwood timber, together with approximately 3,000 additional acres of adjacent timberlands owned by the Company which could not be readily segregated from such virgin old growth redwood timberlands (collectively, the "Salmon Creek Property").

               The Company retained the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 non-contiguous acres of the Subject Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the Subject Timberlands. In addition, the Company retained its lumber milling, manufacturing, cogeneration and related facilities, as well as approximately 11,000 acres of real property located in Humboldt County, California, which do not constitute part of the Subject Timberlands (collectively, the "Pacific Lumber Real Property"). The Pacific Lumber Real Property consists of the town of Scotia, the land on which the Company's sawmills, manufacturing facilities and related facilities are located and areas adjacent thereto, certain potential residential and commercial development sites and other areas, including timberlands owned by the Company which could not be readily segregated from the foregoing properties. The Company is milling logs and producing and marketing lumber products from timber located on the timberlands of SPHC, the Company and Salmon Creek in substantially the same manner as conducted prior to the Transfer. The Company is, pursuant to the Master Purchase Agreement, harvesting and purchasing from SPHC all or substantially all of the logs harvested from the Subject Timberlands. See "--Relationships with SPHC and Britt Lumber."

               On the Closing Date, the Company consummated its offering of $235 million aggregate principal amount of 10 1/2% Senior Notes due 2003 (the "Senior Notes") and SPHC consummated its offering of $385 million aggregate principal amount of 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). The net proceeds of such offerings, together with cash and marketable securities, were used to redeem all of the Company's outstanding public indebtedness (including the amounts assumed by SPHC), to make required deposits into certain accounts for the benefit of the holders of the Timber Notes, to repay the Company's cogeneration loan and to pay a $25.0 million dividend to MAXXAM Properties Inc. ("MPI"), a wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is wholly owned by MAXXAM Inc. ("MAXXAM"). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities." Substantially all of SPHC's assets, including the Subject Timberlands, were pledged as security for the Timber Notes.

          TIMBERLANDS

               The Company owns and manages approximately 187,000 acres of commercial timberlands in Humboldt County in northern California. These timberlands contain approximately three-quarters redwood and one-quarter Douglas-fir timber. The Company's acreage is virtually contiguous, is located in close proximity to its sawmills and contains an extensive (1,100 mile) network of roads. These factors significantly reduce harvesting costs and facilitate the Company's forest management techniques. The extensive roads throughout the Company's timberlands facilitate log hauling, serve as fire breaks and allow the Company's foresters access to employ forest stewardship techniques which protect the trees from forest fires, erosion, insects and other damage.

               The forest products industry grades lumber in various classifications according to quality. The two broad categories within which all grades fall, based on the absence or presence of knots, are called "upper" and "common" grades, respectively. "Old growth" trees, often defined as trees which have been growing for approximately 200 years or longer, have a higher percentage of upper grade lumber than "young growth" trees (those which have been growing for less than 200 years). "Virgin" old growth trees are located in timber stands that have not previously been harvested. "Residual" old growth trees are located in timber stands which have been selectively harvested in the past.

               The Company has engaged in extensive efforts, at relatively low cost, to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, the Company supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber grown on the Company's timberlands is regenerated almost entirely by planting seedlings. During the 1992-93 planting season (December through March), the Company planted approximately 488,000 redwood and Douglas-fir seedlings at a cost of approximately $215,500.

          HARVESTING PRACTICES

               The ability of the Company to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPs"). THPs are required to be filed with the California Department of Forestry ("CDF") prior to the harvesting of timber and are designed to comply with existing environmental laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The method of harvesting as set forth in a THP is chosen from among a number of accepted methods based upon suitability to the particular site conditions. The Company maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of the Company's properties, including timber type, tree class, wildlife data, roads, rivers and streams. By carefully monitoring and updating this data base, the Company's foresters are able to develop detailed THPs which are required to be filed with and approved by the CDF prior to the harvesting of timber.

               The Company principally harvests trees through selective harvesting, which harvests only a portion of the trees in a given area, as opposed to clearcutting, which harvests an entire area of trees in one logging operation. Selective harvesting generally accounts for over 90% (by volume on a net board foot basis) of the Company's timber harvest in any given year. Harvesting by clearcutting is used only when selective harvesting methods are impractical due to unique conditions. Selective harvesting allows the remaining trees to obtain more light, nutrients and water thereby promoting faster growth rates. Due to the size of its timberlands and conservative harvesting practices, the Company has historically conducted harvesting operations on approximately 5% of its timberlands in any given year.

          PRODUCTION FACILITIES

               The Company owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from the Company's timberlands. Since 1986, the Company has implemented numerous technological advances which have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, the Company's annual lumber production has averaged approximately 249 million board feet, with approximately 228, 264 and 256 million board feet produced in 1993, 1992 and 1991, respectively. The Company operates a finishing plant which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include the industry's largest variety of customized trim and fascia patterns. The Company also enhances the value of some grades of common grade lumber by cutting out knot-free pieces and reassembling them into longer or wider pieces in the Company's state-of-the-art end and edge glue plant. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products.

               The Company dries the majority of its upper grade lumber before it is sold. Upper grades of redwood lumber are generally air-dried for six to eighteen months and then kiln-dried for seven to twenty-four days to produce a dimensionally stable and high quality product which generally commands higher prices than "green" lumber (which is lumber sold before it has been dried). Upper grade Douglas-fir lumber is generally kiln-dried immediately after it is cut. The Company owns and operates 34 kilns, having an annual capacity of approximately 95 million board feet, to dry its upper grades of lumber efficiently in order to produce a quality, premium product. The Company also maintains several large enclosed storage sheds which hold approximately 25 million board feet of lumber.

               In addition, the Company owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from the Company's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to the Company's timberlands owned by the Company where several of its manufacturing facilities are located. The Company sells surplus power to Pacific Gas and Electric Company. In 1993, the sale of surplus power to Pacific Gas and Electric Company accounted for approximately 2% of the Company's total revenues.

               In April 1992, an earthquake and a series of aftershocks occurred in northern California which produced a significant amount of damage in and around the area where the Company's forest products operations are located. Standing timber on the Company's timberlands suffered virtually no damage; however, among other damage, a large number of kilns used by the Company to dry upper grade redwood lumber and two sawmills were damaged, including one sawmill which was not operational for a period of approximately six weeks. The Company maintains insurance coverage with respect to damage to its property and the disruption of its business from earthquakes. Consistent with its past practices and the owners of most other timber tracts in the United States, the Company does not maintain earthquake or fire insurance in respect of standing timber.

          PRODUCTS

               Lumber
               The Company primarily produces and markets lumber. In 1993, the Company sold approximately 240 million board feet of lumber, which accounted for approximately 82% of the Company's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

               Redwood lumber is the Company's largest product category, constituting approximately 81% of the Company's total lumber revenues and 67% of the Company's total revenues in 1993. Redwood is commercially grown only along the northern coast of California and possesses certain unique characteristics which permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

               Upper grade redwood lumber, which is derived primarily from old growth trees and is characterized by an absence of knots and other defects and a very fine grain, is used primarily in more costly and
     distinctive interior and exterior applications.   During 1993, upper
     grade redwood lumber products accounted for approximately 25% of the Company's total lumber production volume (on a net board foot basis), 49% of its total lumber revenues and 40% of its total revenues.

               Common grade redwood lumber, the Company's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing. In 1993, common grade redwood lumber accounted for approximately 48% of the Company's total lumber production volume (on a net board foot basis), 32% of its total lumber revenues and 26% of its total revenues.

               Douglas-fir lumber is used primarily for new construction and some decorative purposes and is widely recognized for its strength, hard surface and attractive appearance. Douglas-fir is grown commercially along the west coast of North America and in Chile and New Zealand. Upper grade Douglas-fir lumber is derived primarily from old growth Douglas-fir timber and is used principally in finished carpentry applications. In 1993, upper grade Douglas-fir lumber accounted for approximately 5% of the Company's total lumber production volume (on a net board foot basis), 8% of its total lumber revenues and 6% of its total revenues. Common grade Douglas-fir lumber is used for a variety of general construction purposes and is largely interchangeable with common grades of other whitewood lumber. In 1993, common grade Douglas-fir lumber accounted for approximately 22% of the Company's total lumber production volume, 11% of its total lumber revenues and 9% of its total revenues.

               Logs
               The Company currently sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. The purchasers of these logs are largely Britt Lumber Co., Inc. ("Britt"), an affiliate of the Company, and surrounding mills which do not own sufficient timberlands to support their mill operations. In 1993, log sales accounted for approximately 10% of the
     Company's total revenues.   See "--Relationships with SPHC and Britt
     Lumber" below.

               Except for the agreement with Britt described below, the Company does not have any significant contractual relationships with any third parties relating to the purchase of logs. The Company has historically not purchased significant quantities of logs from third parties; however, the Company may from time to time purchase logs from third parties for processing in its mills or for resale to third parties if, in the opinion of management, economic factors are advantageous to the Company. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Operating Income" for a description of 1993 log purchases by the Company due to inclement weather conditions.

               Wood Chips
               In 1990, the Company installed a whole-log chipper to produce wood chips from hardwood trees which were previously left as waste. These chips primarily are sold to third parties for the production of facsimile and other specialty papers. In 1993, hardwood chips accounted for approximately 3% of the Company's total revenues.

               The Company also produces softwood chips from the wood residue and waste from its milling and finishing operations. These chips are sold to third parties for the production of wood pulp and paper products. In 1993, softwood chips accounted for approximately 3% of the Company's total revenues.

          BACKLOG AND SEASONALITY

               The Company's backlog of sales orders at December 31, 1993 and 1992 was approximately $16.0 million and $15.4 million, respectively, the substantial portion of which was delivered in the first quarter of the succeeding fiscal year.

               The Company has historically experienced lower first and fourth quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, the Company's results in any one quarter are not necessarily indicative of results to be expected for the full year.

          MARKETING

               The housing, construction and remodeling markets are the primary markets for the Company's lumber products. The Company's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. The Company sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 60% of these sales in 1993.

     Common grades of Douglas-fir lumber are sold primarily in California. In 1993, no single customer accounted for more than 6% of the Company's total revenues. Exports of lumber accounted for approximately 4% of the Company's total lumber revenues in 1993. The Company markets its products through its own sales staff which focuses primarily on domestic sales.

               The Company actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of product. Due to its high quality products, large inventory, competitive prices and long history, the Company believes that it has a strong degree of customer loyalty.

          COMPETITION

               The Company's lumber is sold in highly competitive markets. Competition is generally based upon a combination of price, service and product quality. The Company's products compete not only with other wood products but with metals, masonry, plastic and other construction materials made from non-renewable resources. The level of demand for the Company's products is dependent on such broad factors as overall economic conditions, interest rates and demographic trends. In addition, competitive considerations, such as total industry production and competitors' pricing, as well as the price of other construction products, affect the sales prices for the Company's lumber products. The Company currently enjoys a competitive advantage in the upper grade redwood lumber market due to the quality of its timber holdings and relatively low cost production operations. Competition in the common grade redwood and Douglas-fir lumber market is more intense, and the Company competes with numerous large and small lumber producers.

          EMPLOYEES

               As of March 1, 1994, the Company had approximately 1,200 employees.

          RELATIONSHIPS WITH SPHC AND BRITT LUMBER

               On the Closing Date, the Company and SPHC entered into a Services Agreement (the "Services Agreement") and an Additional Services Agreement (the "Additional Services Agreement"). Pursuant to the Services Agreement, the Company provides operational, management and related services with respect to the Subject Timberlands containing timber of SPHC ("SPHC Timber") not performed by SPHC's own employees. Such services include the furnishing of all equipment, personnel and expertise not within the SPHC's possession and reasonably necessary for the operation and maintenance of the Subject Timberlands containing SPHC Timber. In particular, the Company is required to regenerate SPHC Timber, prevent and control loss of SPHC Timber by fires, maintain a system of roads throughout the Subject Timberlands, take measures to control the spread of disease and insect infestation affecting SPHC Timber and comply with environmental laws and regulations, including measures with respect to waterways, habitat, hatcheries and endangered species. The Company also is required (to the extent necessary) to assist SPHC personnel in updating the GIS and to prepare and file, on SPHC's behalf, all pleadings and motions and otherwise diligently pursue appeals of any denial of any THP and related matters. As compensation for these and the other services to be provided by the Company, SPHC pays a fee which is adjusted on January 1 of each year based on a specified government index relating to wood products. The fee was $100,000 per month in 1993 and is expected to be approximately $114,000 per month in 1994. Pursuant to the Additional Services Agreement, SPHC provides the Company with a variety of services, including (a) assisting the Company to operate, maintain and harvest its own timber properties,
     (b) updating and providing access to the GIS with respect to information concerning the Company's own timber properties, and (c) assisting the Company with its statutory and regulatory compliance. The Company pays SPHC a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

               The Company and SPHC also entered into a Master Purchase Agreement on the Closing Date (the "Master Purchase Agreement"). The Master Purchase Agreement governs all purchases of logs by the Company from SPHC. Each purchase of logs by the Company from SPHC is made pursuant to a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) for the SPHC Timber covered by an approved THP. Each log purchase agreement generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. The purchase price must be at least equal to the SBE Price (as defined below). The Master Purchase Agreement provides that if the purchase price equals or exceeds (i) the price for such species and category thereof set forth on the structuring schedule applicable to the Timber Notes and (ii) the SBE Price, then such price shall be deemed to be the fair market value of such logs. The Master Purchase Agreement defines the "SBE Price," for any species and category of timber, as the stumpage price for such species and category as set forth in the most recent "Harvest Value Schedule" published by the California State Board of Equalization ("SBE") applicable to the timber sold during the period covered by such Harvest Value Schedule. Such Harvest Value Schedules are published for purposes of computing yield taxes and generally are established every six months. As the Company purchases logs from SPHC pursuant to the Master Purchase Agreement, the Company is responsible, at its own expense, for harvesting and removing the standing SPHC Timber covered by approved THPs and, thus, the purchase price thereof is based upon "stumpage prices." Title to the harvested logs does not pass to the Company until the logs are transported to the Company's log decks and measured. Substantially all of SPHC's revenues are derived from the sale of logs to the Company under the Master Purchase Agreement.

               In connection with the Transfer, the Company, SPHC and Salmon Creek also entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, on the Closing Date, the Company entered into an Environmental Indemnification Agreement with SPHC pursuant to which the Company agreed to indemnify SPHC from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Subject Timberlands. In particular, the Company is liable with respect to any contamination which occurred on the Subject Timberlands prior to the Transfer.

               On the Closing Date, the Company entered into an agreement with Britt (the "Britt Agreement") which governs the sale of logs by the Company and Britt to each other, the sale of hog fuel (wood residue) by Britt to the Company for use in the Company's cogeneration plant, the sale of lumber by the Company and Britt to each other, and the provision by the Company of certain administrative services to Britt (including accounting, purchasing, data processing, safety and human resources services). The logs which the Company sells to Britt and which are used in Britt's manufacturing operations are sold at approximately 75% of applicable SBE prices (to reflect the lower quality of these logs). Logs which either the Company or Britt purchases from third parties and which are then sold to each other are transferred at the actual cost of such logs. Hog fuel is sold at applicable market prices, and administrative services are provided by the Company based on the Company's actual costs and an allocable share of the Company's overhead expenses consistent with past practice.

          REGULATORY AND ENVIRONMENTAL FACTORS

               Regulatory and environmental issues play a significant role in Pacific Lumber's forest products operations. Pacific Lumber's forest products operations are subject to a variety of California, and in some cases, federal laws and regulations dealing with timber harvesting, endangered species, and air and water quality. These laws include the California Forest Practice Act (the "Forest Practice Act"), which requires that timber harvesting operations be conducted in accordance with detailed requirements set forth in the Forest Practice Act and in the regulations promulgated thereunder by the California Board of Forestry (the "BOF"). The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed fish, wildlife and plants which have been declared to be endangered or threatened. The California Environmental Quality Act ("CEQA") provides, in general, for protection of the environment of the state, including protection of air and water quality and of fish and wildlife. In addition, the California Water Quality Act requires, in part, that Pacific Lumber's operations be conducted so as to reasonably protect the water quality of nearby rivers and streams. Pacific Lumber does not expect that compliance with such existing laws and regulations will have a material adverse effect on its timber harvesting practices or future operating results. There can be no assurance, however, that future legislation, governmental regulations or judicial or administrative decisions would not adversely affect Pacific Lumber.

               Additional BOF regulations (i.e., late succession forest stand rules and sensitive watershed rules) went into effect March 1, 1994. These new regulations require, among other things, the inclusion of more information in THPs (concerning, among other things, timber generation systems, the presence or absence of fish, wildlife and plant species, and potentially impacted watersheds) and modification of certain timber harvesting practices to comply with the new regulations. In early March 1994, the BOF also approved silviculture with sustained yield rules. The Office of Administrative Law (the "OAL") is expected to (i) approve these proposed regulations,
     (ii) request additional review, information or action and resubmittal to the OAL, or (iii) reject the proposed regulations. These proposed regulations are scheduled to become effective on May 1, 1994, and if approved, will require additional information to be included in THPs (concerning, among other things, compliance with long-term sustained yield objectives) and modifications of certain timber harvesting practices (including the creation of buffer zones between harvest areas and increases in the amount of timber required to be retained in a harvest area).

               Various groups and individuals have filed objections with the CDF regarding the CDF's actions and rulings with respect to certain of Pacific Lumber's THPs, and the Company expects that such groups and individuals will continue to file objections to certain of Pacific Lumber's THPs. In addition, lawsuits are pending which seek to prevent Pacific Lumber from implementing certain of its approved THPs. These challenges have severely restricted Pacific Lumber's ability to harvest virgin old growth timber on its property during the past few years. To date, litigation with respect to Pacific Lumber's THPs relating to young growth and residual old growth timber has been limited; however, no assurance can be given as to the extent of such litigation in the future. See Item 3. "Legal Proceedings-- Environmental Litigation."

               In June 1990, the U.S. Fish and Wildlife Service (the "USFWS") designated the northern spotted owl as threatened under the ESA. The State of California also has adopted regulations designed to protect the northern spotted owl, although the northern spotted owl has not been listed as threatened or endangered under the CESA. The owl's range includes all of the Company's timberlands. The ESA and its implementing regulations generally prohibit harvesting operations in which individual owls might be killed, displaced or injured or which result in significant habitat modification that could impair the survival of individual owls or the species as a whole. Since 1988, biologists have conducted inventory and habitat utilization studies of northern spotted owls on Pacific Lumber's timberlands. The USFWS has given its full concurrence to a northern spotted owl management plan (the "Owl Plan"), a comprehensive wildlife management plan submitted by Pacific Lumber with respect to the northern spotted owl. Pacific Lumber incorporates this plan into each THP filed with the CDF and is no longer required to receive individual approval of its northern spotted owl conservation practices in connection with each THP it submits. The Owl Plan enables Pacific Lumber to expedite the approval process with respect to its THPs.
     Both federal and state agencies continue to review and consider possible additional regulations regarding the northern spotted owl.
     It is uncertain if such additional regulations will become effective or their ultimate content.

               On March 12, 1992, the marbled murrelet was approved for listing as endangered under the CESA. Pacific Lumber has incorporated, and will continue to incorporate, additional mitigation measures into its THPs to protect and maintain habitat for marbled murrelets on its timberlands. The California Department of Fish and Game (the "CDFG") requires Pacific Lumber to conduct pre-harvest marbled murrelet surveys and to provide certain other site specific mitigations in connection with its THPs covering virgin old growth timber and unusually dense stands of residual old growth timber. Such surveys can only be conducted during April to July, the murrelets' nesting and breeding season. Accordingly, such surveys are expected to delay the approval process with respect to certain of the THPs filed by Pacific Lumber. The results of such surveys could prevent Pacific Lumber from conducting certain of its harvesting operations. In October 1992, the USFWS issued its final rule listing the marbled murrelet as a threatened species under the ESA in the tri-state area of Washington, Oregon and California. In January 1994, the USFWS proposed designation of critical habitat for the marbled murrelet under the ESA. This proposal is subject to public comment, hearings and possible future modification. Both federal and state agencies continue to review and consider possible additional regulations regarding the marbled murrelet. It is uncertain if such additional regulations will become effective or their ultimate content.

               Pacific Lumber's wildlife biologist is conducting research concerning the marbled murrelet on Pacific Lumber's timberlands and is currently developing a comprehensive management plan for the marbled murrelet (the "Murrelet Plan") similar to the Owl Plan. Pacific Lumber is continuing to work with the USFWS and the other government agencies on the Murrelet Plan. It is uncertain when the Murrelet Plan will be completed and approved.

               In October 1993, the USFWS received a petition proposing listing the coho salmon (which is found on Pacific Lumber's property) as threatened or endangered.

               Laws and regulations dealing with Pacific Lumber's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. A variety of bills are currently pending in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection and the restriction, regulation and administration of timber harvesting practices. For example, the U.S. Congressman for the congressional district in which Pacific Lumber is located has introduced a bill which would, among other things, incorporate within the boundaries of an existing national forest approximately 42,000 acres of Pacific Lumber's timberlands and would designate approximately 12,000 acres of Pacific Lumber's timberlands to be studied for possible inclusion within such national forest. Corresponding legislation has been introduced in the California legislature. These 54,000 acres constitute approximately 30% of Pacific Lumber's timberlands. Since this and the other bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing or the impact of any of these bills on the financial position or results of operations of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is, however, impossible to assess the effect of such matters on the future operating results or financial position of the Company.

     ITEM 2.   PROPERTIES

               A description of the Company's properties is included under
     Item 1 above.


     ITEM 3.   LEGAL PROCEEDINGS

          MERGER LITIGATION

               During the mid-to-late 1980's, Pacific Lumber was named as defendant along with several other entities and individuals, including MAXXAM and MGI, in various class, derivative and other actions brought in the Superior Court of Humboldt County by former stockholders of Pacific Lumber relating to the cash tender offer (the "Tender Offer") for the shares of Pacific Lumber by a subsidiary of MGI and the subsequent merger (the "Merger"), as a result of which Pacific Lumber became a wholly-owned subsidiary of MGI (the "Humboldt County Lawsuits"). The Humboldt County Lawsuits which remain open are captioned: Fries, et al. v. Carpenter, et al. (No. 76328) ("Fries State"); Omicini, et al. v. The Pacific Lumber Company, et al. (No. 76974) ("Omicini"); Thompson, et al. v. Elam, et al. (No. 78467) ("Thompson State"); and Russ, et al. v. Milken, et al. (No. DR-85429) ("Russ"). The Humboldt County Lawsuits generally allege, among other things, that in documents filed with the Securities and Exchange Commission (the "Commission"), the defendants made false statements concerning, among other things, the estimated value of Pacific Lumber's assets, financing for the Tender Offer and the Merger and minority stockholders' appraisal rights, and that the individual directors of Pacific Lumber breached certain fiduciary duties owed stockholders and other constituencies of Pacific Lumber. MGI and MAXXAM are alleged to have aided and abetted these violations and committed other wrongs. The Thompson State, Omicini and Fries State suits seek compensatory damages in excess of $1 billion, exemplary damages in excess of $750 million, rescission and other relief. The Russ suit does not specify the amount of damages sought. There has been no activity in the Fries State case since 1987 nor in the Omicini case since 1986. The Thompson State and Russ actions are stayed pending the outcome of the In re Ivan F. Boesky Multidistrict Securities Litigation described below.

               In 1988, the plaintiffs in the Fries State action filed another action entitled Fries, et al. v. Hurwitz, et al. (No. 88-3493
     RMT), in United States District Court, Central District of California ("Fries Federal") against Pacific Lumber, MGI, MAXXAM and others. Fries Federal repeats many of the allegations and seeks damages and relief similar to that contained in the Humboldt County Lawsuits, and, among other things, asserts that the defendants violated RICO and the Hart-Scott-Rodino Antitrust Improvements Act, and further alleges that, as a result of alleged arrangements between Ivan F. Boesky and others, MGI beneficially owned, for purposes of the Company's bylaws, more than 5% of the Company's outstanding shares so that the Merger required the approval of 80% of the outstanding shares rather than a majority. In 1988, plaintiffs in the Thompson State action and others filed a complaint in the United States District Court, Central District of California, entitled Thompson, et al. v. MAXXAM Group Inc., et al. (No. 88-06274) ("Thompson Federal"). The defendants in the Thompson Federal action include Pacific Lumber, MGI, MAXXAM and others. This action, as amended, repeats the allegations, asserts claims and seeks damages and relief similar to that contained in the Fries Federal and Fries State actions.

               In May 1989, the Thompson Federal and Fries Federal actions were consolidated in the In re Ivan F. Boesky Multidistrict Securities Litigation in the United States District Court, Southern District of New York (MDL No. 732 M 21-45-MP) ("Boesky"). An additional action filed in November 1989, entitled American Red Cross, et al. v. Hurwitz, et al. (No. 89 Civ 7722) ("American Red Cross"), has been consolidated with the Boesky action. The American Red Cross action contains allegations and seeks damages and relief similar to that contained in the Russ, Thompson Federal and Fries Federal actions. In September 1990, the Court in the Boesky action certified a class of plaintiffs comprised of persons who sold their shares in Pacific Lumber on or after September 27, 1985. Various plaintiffs in the Boesky action have opted out of the certified class of plaintiffs and are prosecuting their claims individually within the Boesky proceeding. The Boesky action has been set for trial commencing April 11, 1994.

               In September 1989, seven past and present employees of Pacific Lumber brought an action against Pacific Lumber, MAXXAM, MGI, certain current and former directors and officers of Pacific Lumber, MAXXAM and MGI, and First Executive Life Insurance Company ("First Executive") (subsequently dismissed as a defendant) in the United States District Court, Northern District of California, entitled Kayes, et al. v. Pacific Lumber Company, et al. (No. C89-3500) ("Kayes"). Plaintiffs purport to be participants in or beneficiaries of Pacific Lumber's former Retirement Plan (the "Retirement Plan") for whom a group annuity contract was purchased from Executive Life Insurance Company ("Executive Life") in 1986 after termination of the Retirement Plan. The Kayes action alleges that the Pacific Lumber, MAXXAM and MGI defendants breached their ERISA fiduciary duties to participants and beneficiaries of the Retirement Plan by purchasing the group annuity contract from First Executive and selecting First Executive to administer the annuity payments. Plaintiffs seek, among other things, a new group annuity contract on behalf of the Retirement Plan participants and beneficiaries. This case was dismissed on April 14, 1993 and was refiled as Jack Miller, et al. v. Pacific Lumber Company, et al. (No. C-89-3500-SBA) ("Miller") on April 26, 1993; the Miller case was dismissed on May 14, 1993. These dismissals have been appealed. On October 28, 1993, a bill amending ERISA, was passed by the U.S. Senate which appears to be intended, in part, to overturn the District Court's dismissal of the Miller action and to make available certain remedies. This bill has not been voted upon by the House of Representatives. It is impossible to say if the bill will be enacted or if enacted its ultimate content.

               In June 1991, the U.S. Department of Labor filed a civil action entitled Lynn Martin, Secretary of the U.S. Department of Labor
     v. The Pacific Lumber Company, et al. (No. 91-1812-RHS) ("DOL civil action") in the United States District Court, Northern District of California, against Pacific Lumber, MAXXAM, MGI and certain of their current and former officers and directors. The allegations in the DOL civil action are substantially similar to that in the Kayes action. The DOL civil action has been stayed pending resolution of the Kayes and Miller appeals.

               Management is of the opinion that the outcome of the foregoing litigation is unlikely to have a material adverse effect on the Company's consolidated financial position. Management is unable to express an opinion as to whether the outcome of such litigation is unlikely to have a material adverse effect on the Company's results of operations in respect of any fiscal year.

               In April 1991, the California Commissioner of Insurance (the "Commissioner") filed for conservatorship of Executive Life in Los Angeles County Superior Court in proceedings entitled Insurance Commissioner of the State of California v. Executive Life Insurance Co. and Does 1-1000 (Case No. BS006912) ("Executive Life Conservatorship"). In September 1993, the final rehabilitation plan for Executive Life (the "Plan") was closed. The Commissioner expects that for nearly all policyholders who chose to remain with Aurora National Life Assurance Corporation, the new owner and successor of

     Executive Life ("Aurora"), such persons will receive full payments. Policyholders who chose to "opt-out" of the Plan (i.e., chose to terminate their policy and cash in at a discounted rate), will be paid in accordance with their choice to opt-out.

          ENVIRONMENTAL LITIGATION

               Various actions, similar to each other, have been filed against Pacific Lumber, MAXXAM, MGI, various state officials and others, alleging, among other things, violations of the Forest Practice Act, the CEQA, ESA, CESA, and/or related regulations. These actions seek to prevent Pacific Lumber from harvesting certain of its THPs. The Sierra Club, et al. v. State Board of Forestry, et al. (No. 82371) action in Superior Court of Humboldt County, filed by the Sierra Club and the Environmental Protection Information Center ("EPIC") in 1988, relates to two THPs for approximately 82 and 237 acres, respectively, of virgin old growth timber. On appeal, the Court of Appeal overturned the Superior Court's decision upholding the BOF's approval of the two THPs. Pacific Lumber appealed the Court of Appeal decision and in June 1992 the California Supreme Court granted Pacific Lumber's petition for review. This matter is still pending before the California Supreme Court. Harvesting has been stayed pending outcome of the appeal.

               The Sierra Club, et al. v. The California Department of Forestry, et al. (No. 82983) and Sierra Club, et al. v. The California Department of Forestry, et al. (No. 83428) actions in the Superior Court of Humboldt County, each filed by the Sierra Club and EPIC in 1988, relate to two THPs for approximately 230 and 226 acres, respectively, of virgin old growth timber. Initially, the Superior Court ruled in favor of Pacific Lumber and dismissed these cases. After plaintiffs' appeal, the cases were remanded to Superior Court for trial. On remand, the decision of the Superior Court in each action prevented Pacific Lumber from harvesting the contested THP. Both decisions were appealed to the Court of Appeal, which in December 1993, affirmed the trial court's judgments reversing the approval of the THPs. In February 1994, Pacific Lumber sought review of this case by the California Supreme Court. In March 1994, the California Supreme Court affirmed the decision of the Court of Appeal, but ordered the decision of the Court of Appeal depublished, rendering it without precedential value. The Sierra Club, et al. v. The California Department of Forestry, et al. (No. DR84664) action in the Superior Court of Humboldt County, filed by the Sierra Club and EPIC in 1989, seeks substantially the same relief requested in the Sierra Club action No. 83428 cited above. After the Superior Court dismissed this action and imposed sanctions on plaintiffs based on the pending resolution of Sierra Club III, the plaintiffs appealed the sanction decision. The Court of Appeal remanded the action back to the Superior Court for further review.

               The EPIC v. The California Department of Forestry, et al. (No. 90CP0341) action in Superior Court of Humboldt County, filed by EPIC in May 1990, relates to a THP for approximately 378 acres of virgin old growth timber. A nearly identical action in Superior Court of Humboldt County, entitled Sierra Club v. The California Department of Forestry, et al. (No. 90CP0405), was brought by the Sierra Club in June 1990. These actions were subsequently consolidated and after a trial on the merits, the Superior Court in June 1992 issued its judgment in favor of Pacific Lumber and affirming the BOF's approval of this THP. The trial court's decision was appealed and the matter is still pending before the Court of Appeal. Except for certain previously felled trees, all timber harvesting operations have been stayed pending the outcome of the appeal.

               The EPIC, et al. v. California State Board of Forestry, et al. (No. 91CP244) action in the Superior Court of Humboldt County, filed by the Sierra Club and EPIC in 1991, related to a THP for approximately 237 acres of virgin old growth timber ("THP 90-237"). After the Superior Court reversed the BOF's approval of this THP, certain modifications were made to the THP which was then unanimously approved by the BOF. The Superior Court later issued judgment in favor of Pacific Lumber. On appeal, the Court of Appeal in October 1993 affirmed the trial court's judgment approving THP 90-237. In April 1993, EPIC filed another action with respect to THP 90-237 entitled Marbled Murrelet, et al. v. Bruce Babbitt, Secretary, Department of Interior, et al. (No. C93-1400) in the U.S. District Court for the Northern District of California, alleging an unlawful "taking" of the marbled murrelet. The Court has dismissed the federal and state agency defendants and limited plaintiffs' claims against Pacific Lumber. In January 1994, plaintiffs appealed the dismissal of the state and federal defendants. Harvesting has been stayed pending outcome of the trial which is scheduled to commence in July 1994.

               The Lost Coast League v. The California Department of Forestry, et al. (No. 94DR0046) action in Superior Court of Humboldt County, filed in February 1994, relates to a THP for approximately 121 acres of primarily virgin old growth timber. On March 10, 1994, the Court heard plaintiff's request for a preliminary injunction, took the matter under submission, and issued a stay of timber harvesting while the Court reviews the matter.

               Pacific Lumber's management believes that the matters described above are unlikely to have a material adverse effect on Pacific Lumber's financial position or results of operations. See
     Item 1. "Business--Regulatory and Environmental Factors" above for a description of regulatory and similar matters which could effect Pacific Lumber's timber harvesting practices and future operating results.

               Pacific Lumber is also involved, directly and indirectly, in various other legal proceedings relating to its timber harvesting operations. For example, Redwood Coast Watersheds Alliances v. California State Board of Forestry, et al. (No. 932123), in the Superior Court of San Francisco, California, challenges certain BOF regulations; Marbled Murrelet, et al. v. Bruce Babbitt, et al. (No. C92-522WDR), in the U.S. District Court for the Western District of Washington, challenges the USFWS's delay in listing as threatened, and designating critical habitat for, the marbled murrelet under the ESA; The Pacific Lumber Company v. California State Board of Forestry (No. 366197), in the Superior Court of Sacramento County, California, challenges the denial of two Pacific Lumber THPs for the harvest of approximately 558 acres of virgin old growth timber; The Pacific Lumber Company v. California Department of Fish & Game, et al.
     (No. 370562), in the Superior Court of Sacramento County, California, challenges the listing of the marbled murrelet as endangered under the CESA; Northwest Forest Resource Council, et al. v. Bruce Babbitt, et al. (No. 93-1579), in the U.S. District Court, District of Columbia, challenges the listing of the marbled murrelet as a threatened species under the ESA in the tri-state area of Washington, Oregon and California; and Sierra Club, et al. v. California State Board of Forestry, et al. (No. 95104), in the Superior Court of San Francisco County, California, challenges the approval of certain BOF regulations.

          OTHER LITIGATION MATTERS

               Pacific Lumber is also involved in other claims and litigation, both as plaintiff and defendant, in the ordinary course of business. Pacific Lumber's management believes that the outcome of such other litigation will not have a material adverse effect upon Pacific Lumber's financial position or results of operations.


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.
                                     PART II


     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS

               The Company's common stock is indirectly held entirely by MGI, which is a wholly owned subsidiary of MAXXAM. Accordingly, the Company's common stock is not traded on any stock exchange and has no established public trading market. On February 24, 1994, the Company paid dividends of $5.7 million which represents the entire amount permitted at December 31, 1993. The Company declared and paid dividends in the amount of $25.0 million on its common stock in 1993. No dividends were declared or paid in 1992 or 1991.

               On August 4, 1993, all of the Company's issued and outstanding common stock was pledged as collateral for MGI's $100.0 million 11 1/4% Senior Secured Notes due 2003 and $126.7 million 12 1/4% Senior Secured Discount Notes due 2003 (collectively referred to herein as the "MGI Notes"). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Consolidated Financial Statements appearing in Item 8.

     ITEM 6.   SELECTED FINANCIAL DATA

               Not applicable.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

               The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing in Item 8. The following table presents selected historical operational and financial information for the years ended December 31, 1993, 1992 and 1991.


                                                     Years Ended December 31,
                                                    --------------------------
                                                     1993     1992      1991
                                                    -----     -----    -----
                                                     (In millions of dollars,
                                                       except shipments and
                                                             prices)
     Shipments:
          Lumber (1):
               Redwood upper grades  . . . . . . .    68.3     76.6      86.7
               Redwood common grades . . . . . . .   114.5    128.6     138.3
               Douglas-fir upper grades  . . . . .    10.7     10.2      11.7
               Douglas-fir common grades . . . . .    46.4     56.0      37.8
                                                   -------  --------  --------

               Total lumber  . . . . . . . . . . .   239.9    271.4     274.5
                                                   =======  ========  ========
          Logs (2) . . . . . . . . . . . . . . . .    36.5     34.9      32.3
                                                   =======  ========  ========
          Wood chips (3) . . . . . . . . . . . . .   149.1    202.7     168.4
                                                   =======  ========  ========

     Average sales price:
          Lumber (4):
               Redwood upper grades  . . . . . . . $ 1,275  $ 1,141   $ 1,085
               Redwood common grades . . . . . . .     492      446       358
               Douglas-fir upper grades  . . . . .   1,218    1,125     1,033
               Douglas-fir common grades . . . . .     447      298       262
          Logs (4) . . . . . . . . . . . . . . . .     555      382       338
          Wood chips (5) . . . . . . . . . . . . .      83       83        79

     Net sales:
          Lumber, net of discount  . . . . . . . . $ 173.0  $ 169.2   $ 161.9
          Logs . . . . . . . . . . . . . . . . . .    20.2     13.3      10.9
          Wood chips . . . . . . . . . . . . . . .    12.4     16.9      13.4
          Cogeneration power . . . . . . . . . . .     3.8      3.7       4.8
          Other  . . . . . . . . . . . . . . . . .     1.2      1.2       1.2
                                                   -------  --------  --------
               Total net sales . . . . . . . . . . $ 210.6  $ 204.3   $ 192.2
                                                   =======  ========  ========


     Operating income  . . . . . . . . . . . . . . $  51.2  $  60.1   $  51.1
                                                   =======  ========  ========
     Loss before income taxes, extraordinary item
     and cumulative effect of changes in           $  (4.0) $  (2.1)  $ (11.0)
     accounting principles . . . . . . . . . . . . =======  ========  ========
     Net loss  . . . . . . . . . . . . . . . . . . $ (10.5) $  (2.1)  $ (11.0)
                                                   =======  ========  ========
     Capital expenditures  . . . . . . . . . . . . $  10.5  $   8.3   $   6.1
                                                   =======  ========  ========

     --------------------

     (1)  Lumber shipments are expressed in millions of board feet.
     (2)  Log shipments are expressed in millions of board feet, net Scribner scale.
     (3)  Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
     (4)  Dollars per thousand board feet.
     (5)  Dollars per bone dry unit.

               Shipments
               Lumber shipments in 1993 were 239.9 million board feet, a decrease of 12% from 271.4 million board feet in 1992. This decrease was attributable to an 11% decrease in redwood common lumber shipments, a 14% decrease in shipments of Douglas-fir lumber and an 11% decrease in shipments of upper grade redwood lumber. The Company believes the decrease in total lumber shipments was caused primarily by a decline in construction related activity resulting from weak economic conditions in the Western region of the United States and, to a lesser extent, by the difficulties related to weather conditions in the West and Midwestern United States during 1993. Log shipments in 1993 were 36.5 million feet (net Scribner scale), an increase of 5% from 34.9 million feet in 1992.

               Lumber shipments in 1992 of 271.4 million board feet decreased 1% from 274.5 million board feet in 1991. This decrease was attributable to a 12% decrease in upper grade redwood shipments and a 7% decrease in redwood common lumber shipments, partially offset by a 34% increase in shipments of Douglas-fir lumber. During the second quarter of 1992, the Company experienced lumber production delays attributable to the earthquake and aftershocks which struck Humboldt County, California in April. The earthquake and related aftershocks disabled, for a period of approximately six weeks, a large number of the kilns used to dry the upper grade redwood lumber and the sawmill which produces a significant portion of the Company's upper grade redwood lumber. The Company initiated additional shifts at two of its other sawmills in order to minimize the impact of the lost production. The increased production at one of the sawmills was predominantly from Douglas-fir logs that had recently been salvaged from an area that experienced a forest fire in 1990. These factors resulted in substantially increased shipments of Douglas-fir lumber and the decline in shipments of redwood lumber discussed above. Log shipments in 1992 of 34.9 million feet increased 8% from 32.3 million feet in 1991. The increase in log shipments resulted primarily from the sale, to unaffiliated parties during the second quarter of 1992, of certain logs salvaged from the 1990 forest fire that were not of a suitable quality for the Company's sawmills, partially offset by decreased sales of logs to Britt.

               Net sales
               Revenues from net sales of lumber and logs for 1993 increased by approximately 6% from 1992. This increase was principally due to a 12% increase in the average realized price of upper grade redwood lumber, a 45% increase in the average realized price of log sales, a 50% increase in the average realized price of common grade Douglas-fir lumber and a 10% increase in the average realized price of redwood common lumber, partially offset by decreased shipments of lumber, as previously discussed. The decrease in other sales for 1993 as compared to 1992 was attributable to decreased sales of wood chips resulting from the closure of a pulp mill by one of the Company's customers.

               Revenues from net sales of lumber and logs for 1992 increased by approximately 6% from 1991. This increase was principally due to a 24% increase in the average realized price of redwood common lumber, higher shipments of common grade Douglas-fir lumber, a 5% increase in the average realized price of upper grade redwood lumber, a 14% increase in the average realized price of common grade Douglas-fir lumber and a 13% increase in the average realized price of log sales, partially offset by lower shipments of upper and common grades of redwood lumber. The increase in other sales for 1992 as compared to 1991 was attributable to increased sales of wood chips, partially offset by lower sales of electrical power resulting from damage sustained by the Company's cogeneration facility during the earthquake and aftershocks in April 1992.

               Operating income
               Operating income for 1993 decreased by approximately 15% as compared to 1992. This decrease was primarily due to the additional cost of logs purchased from third parties, lower shipments of high margin wood chips and higher overhead costs, partially offset by the increase in sales of lumber and logs, as previously discussed. The Company arranged for the purchase of a significant number of logs earlier in the year in response to concerns regarding inclement weather conditions hindering logging activities on the Company's timberlands during the first five months of 1993. The cost associated with the purchase of logs from third parties significantly exceeds the Company's cost to harvest its own timber. As a result of the Company's last-in, first-out (LIFO) methodology of accounting for inventories, a substantial portion of the additional cost associated with the purchased logs was charged to cost of sales in the third quarter of 1993. Cost of goods sold for 1992 was reduced by a $3.3 million business interruption insurance claim as a result of the April 1992 earthquake. The business interruption insurance claim represents partial compensation for the added costs and lower realized gross margins on lumber sales, primarily due to lost production capacity of the Company's drying kilns as described above under "Shipments." Cost of goods sold for 1993 includes a reduction of $1.2 million reflecting an additional business interruption insurance claim.

               Operating income for 1992 increased by approximately 18% as compared to 1991. This increase was principally attributable to the factors impacting shipments and sales, as previously discussed. Cost of goods sold for 1991 reflects a benefit of $3.3 million due to a reduction of the Company's LIFO inventories.

               Cost of goods sold as a percentage of sales was approximately 55%, 48% and 49% for 1993, 1992 and 1991, respectively. The increase for 1993 reflects the impact of purchased logs as discussed above. Logging costs have increased primarily due to the harvest of smaller diameter logs and, to a lesser extent, compliance with environmental regulations relating to the harvesting of timber and litigation costs incurred in connection with certain THPs filed by the Company. See "--Trends." During the past few years, the Company has significantly increased its production of manufactured lumber products by assembling knot-free pieces of common grade lumber into wider and longer pieces in the Company's end and edge glue plant. This manufactured lumber results in a significant increase in lumber recovery and produces a standard size upper grade product which is sold at a premium price compared to common grade products of similar dimensions. The Company has instituted a number of measures at its sawmills during the past several years designed to enhance the efficiency of its operations such as expansion of its manufactured lumber facilities and other improvements in lumber recovery, automated lumber handling and the modification of its production scheduling to increase cogeneration power revenues.

               Loss before income taxes, extraordinary item and cumulative effect of changes in accounting principles
               The loss before income taxes, extraordinary item and cumulative effect of changes in accounting principles increased for 1993 as compared to 1992. This increase was primarily due to the decrease in operating income, partially offset by a decrease in interest expense. The loss before income taxes, extraordinary item and cumulative effect of changes in accounting principles decreased for 1992 as compared to 1991, primarily due to the increase in operating income and a decrease in interest expense. Investment and other income for 1992 includes estimated minimum insurance recoveries of $1.6 million for earthquake damage incurred in April 1992. Investment and other income for 1991 includes the pre-tax gain of $3.5 million resulting from the sale of the Company's San Mateo County, California timberlands in June 1991 for $7.5 million. Interest expense decreased in 1993 as compared to 1992 due to lower interest rates resulting from the refinancing of the Company's long-term debt during the first quarter of 1993. See "--Financial Condition and Investing and Financing Activities." Interest expense decreased in 1992 as compared to 1991 primarily due to the repurchase of $15.5 million principal amount of long-term debt in 1991 (see Note 5 to the Consolidated Financial Statements).

               Extraordinary item
               The refinancing of the Company's outstanding public indebtedness on March 23, 1993, consisting of the Series A Notes, the Series B Notes and the 12 1/2% Senior Subordinated Debentures due July 1, 1998 (the "Debentures;" the Series A Notes, the Series B Notes and the Debentures are collectively referred to as the "Old Pacific Lumber Securities"), resulted in an extraordinary loss of $10.8 million, net of related income taxes of $5.6 million. The extraordinary loss consists primarily of the redemption premiums paid and the write-off of unamortized deferred financing costs on the Old Pacific Lumber Securities. See Note 5 to the Consolidated Financial Statements.

               Cumulative effect of changes in accounting principles
               As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") and Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") as more fully described in Notes 6 and 7 to the Consolidated Financial Statements. The cumulative effect of the change in accounting principle for the adoption of SFAS 109 increased results of operations by $5.0 million. The cumulative effect of the change in accounting principle for the adoption of SFAS 106 reduced results of operations by $2.3 million, net of related income taxes of $1.6 million. The new accounting method has no effect on the Company's cash outlays for postretirement benefits, nor will the cumulative effect of the change in accounting principle affect the Company's compliance with its existing debt covenants. The Company reserves the right to amend or terminate these benefits.

     FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

               As of December 31, 1993, the Company had consolidated working capital of $71.7 million and long-term debt of $565.2 million (net of current maturities and restricted cash deposited in the Liquidity Account described below) as compared to $83.8 million and $513.4 million, respectively, at December 31, 1992. The increase in long-term debt was due to the issuance of additional debt in connection with the refinancing described below. The decline in working capital was primarily due to the decline in operating income, the payment of the $25.0 million dividend made in connection with the refinancing of the Company's long-term debt (as described below) and the impact of recording a current deferred income tax liability in connection with the implementation of the new accounting standard for income taxes. The Company anticipates that cash flows from operations, together with existing cash, marketable securities and available sources of financing, will be sufficient to fund the Company's working capital requirements; however, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

               During the years ended December 31, 1993, 1992 and 1991, the Company's operating income before depletion and depreciation ("operating cash flow") amounted to $76.6 million, $90.1 million and $83.2 million, respectively, which exceeded interest accrued on all of its indebtedness in those years by $17.4 million, $24.5 million and $14.5 million, respectively.

               On the Closing Date, the Company consummated the Transfer, consisting of the transfer of approximately 179,000 acres of the Subject Timberlands, its geographical information system and certain other assets to SPHC, in exchange for (i) the assumption by SPHC of $163.8 million of the Company's Series A Notes and $159.6 million of the Company's Series B Notes and (ii) all of SPHC's outstanding common stock.

     SPHC was organized as a special purpose Delaware corporation to facilitate the Transfer and the offering of the Timber Notes. The Subject Timberlands consist substantially of residual old growth and young growth redwood and Douglas-fir timber. On the Closing Date, the Company and SPHC entered into a Master Purchase Agreement, a Services Agreement and certain other agreements providing for a variety of ongoing relationships. On the Closing Date, the Company also transferred to Salmon Creek, its newly-formed wholly owned subsidiary, in exchange for all of Salmon Creek's common stock, the Salmon Creek Property, consisting of approximately 3,000 contiguous acres of its virgin old growth redwood timber together with approximately 3,000 additional acres of adjacent timberlands owned by the Company which could not be readily segregated from such virgin old growth redwood timberlands.

               The Company retained the Pacific Lumber Harvest Rights, representing the exclusive right to harvest approximately 8,000 non-contiguous acres of the Subject Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the Subject Timberlands. In addition, the Company retained its lumber milling, manufacturing, cogeneration and related facilities, as well as the Pacific Lumber Real Property, consisting of approximately 11,000 acres of real property located in Humboldt County, California, which do not constitute part of the Subject Timberlands. The Pacific Lumber Real Property consists of the town of Scotia, the land on which the Company's sawmills, manufacturing facilities and related facilities are located and areas adjacent thereto, certain potential residential and commercial development sites and other areas, including timberlands owned by the Company which could not be readily segregated from the foregoing properties. The Company expects to continue to mill logs and produce and market lumber products from timber located on its timberlands and the timberlands of SPHC and Salmon Creek in substantially the same manner as conducted prior to the Transfer. It is anticipated that the Company will, pursuant to the Master Purchase Agreement, harvest and purchase from SPHC all or substantially all of the logs harvested from the Subject Timberlands.

               On the day of the Transfer, the Company issued $235.0 million aggregate principal amount of the Senior Notes and SPHC issued $385.0 million aggregate principal amount of the Timber Notes. The net proceeds from the sale of the Senior Notes and the Timber Notes, together with the Company's existing cash and marketable securities, were used by the Company and SPHC to redeem all of the Old Pacific Lumber Securities, to fund the initial deposit to a liquidity account for the benefit of the holders of the Timber Notes (the "Liquidity Account"), to repay the Company's cogeneration facility loan and to pay a $25.0 million dividend to a subsidiary of MGI.

               A significant portion of the Company's consolidated assets are owned by SPHC, and the Company expects that SPHC will provide a major portion of the Company's future operating cash flow. The holders of the Timber Notes have priority over the claims of creditors of the Company with respect to the assets and cash flow of SPHC. Under the terms of the indenture governing the terms of the Timber Notes (the "Timber Note Indenture"), SPHC will not have available cash for distribution to Pacific Lumber unless SPHC's cash flow from operations exceeds the amounts required by the Timber Note Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses. The Timber Note Indenture prohibits SPHC from incurring any additional indebtedness for borrowed money and limits the business activities of SPHC to the ownership and operation of its timber and timberlands and actions reasonably incidental thereto. The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of SPHC's timber (through the harvest and sale of logs) to required amortization of the Timber Notes. The actual required amount of such amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Note Indenture.
     The minimum amount of principal which SPHC must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined in the Timber Note Indenture) is Rated Amortization. Rated Amortization on the Timber Notes is as follows: years ending December 31, 1994 - nil; 1995 - $5.7 million; 1996 - $8.3 million; 1997 -
     $8.5 million; 1998 - $8.7 million; thereafter - $345.8 million. If all payments of principal are made in accordance with Rated Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2015. The amount of principal which SPHC must pay through each Timber Note payment date in order to avoid payment of prepayment or deficiency premiums is Scheduled Amortization. If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2009. Scheduled Amortization on the Timber Notes is as follows: years ending December 31, 1994 - $13.1 million; 1995 - $13.6 million; 1996 - $14.1 million; 1997 - $16.2 million; 1998 - $19.3 million;
     thereafter - $300.7 million. On July 20, 1993 and January 20, 1994, SPHC repaid approximately $8.0 million and $8.1 million, respectively, of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

               The Company expects that, consistent with SPHC's purposes and its need to fund operating and capital expenses, substantially all of SPHC's available cash will be distributed to the Company periodically. Once appropriate provision for current debt service on the Timber Notes and expenditures for operating and capital costs are made and in the absence of certain Trapping Events (as defined in the Timber Note Indenture) or outstanding judgments, the Timber Note Indenture does not limit monthly distributions of available cash from SPHC to the Company. In the event SPHC's cash flows are not sufficient to generate distributable funds to the Company, the Company's ability to pay interest on the Senior Notes and to service its other indebtedness would be materially impaired. SPHC paid $58.3 million of dividends to the Company during the period from March 23, 1993 to December 31, 1993.

               On June 23, 1993, the Company entered into a new Revolving Credit Agreement with a bank which provides for borrowings of up to $30.0 million, of which $15.0 million may be used for standby letters of credit. As of December 31, 1993, $19.7 million of borrowings was available under the Revolving Credit Agreement, of which $4.7 million was available for letters of credit. No borrowings were outstanding as of December 31, 1993, and letters of credit outstanding amounted to $10.3 million. The Revolving Credit Agreement expires May 31, 1996, is secured by the Company's trade receivables and inventories and contains covenants substantially similar to those contained in the indenture governing the Senior Notes.

               The indentures governing the Senior Notes and the Timber Notes and the Company's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. Generally, the amount of dividends the Company may pay is limited to 50% of the Company's consolidated net income and depletion and cash dividends received from SPHC (for periods subsequent to March 1, 1993), exclusive of the net income and depletion of SPHC so long as any Timber Notes are outstanding. On February 24, 1994, the Company paid dividends of $5.7 million which represents the entire amount permitted at December 31, 1993.

               On August 4, 1993, all of the Company's issued and outstanding common stock was pledged as collateral for the MGI Secured Notes. MGI conducts its operations primarily through subsidiary companies. The Company represents the substantial portion of MGI's assets and operations. The terms of the indenture governing the MGI Secured Notes contain provisions that require the Company's board of directors, pursuant to a good faith determination, to declare and pay dividends on its common stock to the maximum extent permitted by any consensual restriction or encumbrance on the Company's ability to declare and pay dividends, provided that such declaration and payment would not be detrimental to the capital or other operating needs of the Company.

               The Company's capital expenditures of approximately $24.9 million for the three years ended December 31, 1993 were made to improve production efficiency and reduce operating costs. The Company's capital expenditures were $10.5 million, $8.3 million and $6.1 million for the years ended December 31, 1993, 1992 and 1991, respectively. Capital expenditures for 1994 are expected to be $10 million and for the 1995 - 1996 period are estimated to be between $5 million and $10 million per year. Capital expenditures attributable to the reconstruction of the commercial facilities destroyed by the April 1992 earthquake were approximately $1.6 million for 1993 and are expected to be approximately $2 million to $3 million for 1994 when construction is completed. The Company anticipates that the funds necessary to finance its capital expenditures will be obtained through cash flows generated by operations and other available sources of financing.

               In February 1994, the Company received a franchise tax refund of approximately $7.2 million, including interest, from the State of California relating to tax years 1972 through 1985. This amount will be recognized in investment and other income during the first quarter of 1994.

     TRENDS

               The Company's operations are subject to a variety of California and, in some cases, federal laws and regulations dealing with timber harvesting, endangered species, water quality and air and water pollution. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its future operating results. Laws and regulations dealing with the Company's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. A variety of bills are currently pending in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection and the restriction, regulation and administration of timber harvesting practices. For example, the U.S. Congressman for the congressional district in which the Company is located has introduced a bill which would, among other things, incorporate within the boundaries of an existing national forest approximately 42,000 acres of the Company's timberlands and would designate approximately 12,000 acres of the Company's timberlands to be studied for possible inclusion within such national forest. These 54,000 acres constitute approximately 30% of the Company's timberlands. Since this and the other bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing or the impact of any of these bills on the consolidated financial position or results of operations of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is, however, impossible to assess the effect of such matters on the future operating results or consolidated financial position of the Company.

               Various groups and individuals have filed objections with the CDF regarding the CDF's actions and rulings with respect to certain of the Company's THPs, and the Company expects that such groups and individuals will continue to file objections to the Company's THPs. In addition, lawsuits are pending which seek to prevent the Company from implementing certain of its approved THPs. These challenges have severely restricted the Company's ability to harvest virgin old growth redwood timber on its property during the past few years, as well as substantial amounts of virgin Douglas-fir timber which are located in virgin old growth redwood stands. No assurance can be given as to the extent of such litigation in the future. The Company believes that environmentally focused challenges to its THPs are likely to occur in the future. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's consolidated financial position or results of operations. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the operating results or consolidated financial position of the Company.

                             THE PACIFIC LUMBER COMPANY


     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



     To the Board of Directors and Stockholder of The Pacific Lumber Company:

               We have audited the accompanying consolidated balance sheets of The Pacific Lumber Company (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Pacific Lumber Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

               As explained in Notes 6 and 7 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.


     ARTHUR ANDERSEN & CO.

     San Francisco, California
     January 27, 1994

                             CONSOLIDATED BALANCE SHEET



                                                              December 31,
                                                           ------------------
                                                           1993          1992
                                                         -------       --------
                                                            (In thousands of
                                                                dollars)
                           ASSETS
     Current assets:
          Cash and cash equivalents  . . . . . . . . .  $ 38,760      $  43,537
          Marketable securities  . . . . . . . . . . .     5,635         10,232
          Receivables:
               Trade . . . . . . . . . . . . . . . . .    14,750         19,724
               Other . . . . . . . . . . . . . . . . .     3,801          8,818
          Inventories  . . . . . . . . . . . . . . . .    66,241         68,000
          Prepaid expenses and other current assets  .     2,939          3,176
                                                        ---------     ----------
                    Total current assets . . . . . . .   132,126        153,487
     Timber and timberlands, net of depletion of
          $171,007 and $163,628 at December 31, 1993
          and 1992, respectively . . . . . . . . . . .   365,511        399,035
     Property, plant and equipment, net  . . . . . . .    96,541         96,208
     Deferred financing costs, net . . . . . . . . . .    26,500          6,202
     Deferred income taxes . . . . . . . . . . . . . .    52,066              -
     Restricted cash and other assets  . . . . . . . .    40,192          7,179
                                                        ---------     ----------
                                                        $712,936      $ 662,111
                                                        =========     ==========

            LIABILITIES AND STOCKHOLDER'S EQUITY

     Current liabilities:
          Accounts payable . . . . . . . . . . . . . .  $  2,360      $   2,411
          Accrued compensation and related benefits  .     7,782          7,896
          Accrued interest . . . . . . . . . . . . . .    21,627         31,025
          Deferred income taxes  . . . . . . . . . . .    14,132              -
          Other accrued liabilities  . . . . . . . . .     1,377          2,298
          Long-term debt, current maturities . . . . .    13,191         26,027
                                                        ---------     ----------
                    Total current liabilities  . . . .    60,469         69,657
     Long-term debt, less current maturities . . . . .   598,811        513,352

     Other noncurrent liabilities  . . . . . . . . . .    27,925         17,832
                                                        ---------     ----------
                    Total liabilities  . . . . . . . .   687,205        600,841
                                                        ---------     ----------

     Contingencies

     Stockholder's equity:
          Common stock, $.01 par value, 100 shares
               authorized and issued . . . . . . . . .         -              -
          Additional capital . . . . . . . . . . . . .   157,520        157,520
          Accumulated deficit  . . . . . . . . . . . .  (131,789)       (96,250)
                                                        ---------     ----------
                    Total stockholder's equity . . . .    25,731         61,270
                                                        ---------     ----------
                                                        $712,936      $ 662,111
                                                        =========     ==========

                        CONSOLIDATED STATEMENT OF OPERATIONS



                                                                Years Ended December 31,
                                                        ---------------------------------------
                                                     1993                 1992                1991
                                                 ------------         -----------         -----------
                                                               (In thousands of dollars)
     Net sales:
          Lumber and logs  . . . . . . . . . .   $    193,227         $  182,545          $   172,770
          Other  . . . . . . . . . . . . . . .         17,407             21,746               19,408
                                                 ------------         -----------         ------------
                                                      210,634            204,291              192,178
                                                 ------------         -----------         ------------

     Operating expenses:
          Cost of goods sold (exclusive of
               depletion and depreciation) . .        115,175             98,454               93,647
          Selling, general and administrative          18,869             15,695               15,335
          Depletion and depreciation . . . . .         25,374             30,038               32,067
                                                 ------------         -----------         ------------
                                                      159,418            144,187              141,049
                                                 ------------         -----------         ------------

     Operating income  . . . . . . . . . . . .         51,216             60,104               51,129

     Other income (expense):
          Investment and other income  . . . .          3,884              3,404                6,515
          Interest expense . . . . . . . . . .        (59,145)           (65,632)             (68,674)
                                                 ------------         -----------         ------------
     Loss before income taxes, extraordinary
          item and cumulative effect of changes
          in accounting principles . . . . . .         (4,045)            (2,124)             (11,030)
     Credit in lieu of income taxes  . . . . .          1,683                  -                    -
                                                 ------------         -----------         ------------
     Loss before extraordinary item and
          cumulative effect of changes in
          accounting principles  . . . . . . .         (2,362)            (2,124)             (11,030)
     Extraordinary item:
          Loss on early extinguishment of debt,
               net of related credit in lieu of
               income taxes of $5,566  . . . .        (10,802)                 -                    -

     Cumulative effect of changes in accounting
          principles:
          Postretirement benefits other than
               pensions, net of related credit
               in lieu of income taxes of
                $1,566 . . . . . . . . . . . .         (2,348)                 -                    -
          Accounting for income taxes  . . . .          4,973                  -                    -
                                                 ------------         -----------         ------------
     Net loss  . . . . . . . . . . . . . . . .   $    (10,539)        $   (2,124)         $   (11,030)
                                                 ============         ===========         ============


                                                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Years Ended December 31,
                                                        ----------------------------------------
                                                           1993           1992          1991
                                                       ------------   -----------    -----------
                                                               (In thousands of dollars)
     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss . . . . . . . . . . . . . . . . .   $    (10,539)  $   (2,124)    $  (11,030)
          Adjustments to reconcile net loss to
               net cash provided by (used for)
               operating activities:
               Depletion and depreciation  . . . . .         25,374       30,038         32,067
               Extraordinary loss on early
                    extinguishment of debt, net  . .         10,802            -              -
               Amortization of deferred
                    financing costs  . . . . . . . .          2,580        1,212          1,670
               Net loss (gain) on asset
                    dispositions . . . . . . . . . .            134         (153)        (3,373)
               Incurrence of financing costs . . . .        (28,235)        (505)             -
               Cumulative effect of changes in
                    accounting principles, net . . .         (2,625)           -              -
               Net gains on marketable
                    securities . . . . . . . . . . .         (1,310)        (840)          (931)
               Decrease (increase) in receivables  .          9,991      (15,019)         1,979
               Decrease in inventories, net of
                    depletion  . . . . . . . . . . .            987        9,968          5,669
               Decrease (increase) in prepaid
                    expenses and other current
                    assets . . . . . . . . . . . . .            237          647           (747)
               Increase (decrease) in accounts
               payable . . . . . . . . . . . . . . .             53       (3,588)         1,851
               Decrease in accrued interest  . . . .         (9,398)           -         (1,216)
               Increase in accrued and deferred
                    income taxes . . . . . . . . . .         (1,697)           -              -
               Increase (decrease) in other
                    liabilities  . . . . . . . . . .           (394)       1,408            574
               Other . . . . . . . . . . . . . . . .            (74)        (524)          (247)
                                                       ------------   -----------    -----------
                    Net cash provided by (used for)
                         operating activities  . . .         (4,114)      20,520         26,266
                                                       ------------   -----------    -----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Net sales (purchases) of marketable
               securities  . . . . . . . . . . . . .          6,025       (5,419)         2,334
          Net proceeds from sale of assets . . . . .            229          573          7,689
          Capital expenditures . . . . . . . . . . .        (10,472)      (8,257)        (6,120)
                                                       ------------   -----------    -----------
                    Net cash provided by (used for)
                         investing activities  . . .         (4,218)     (13,103)         3,903
                                                       ------------   -----------    -----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of long-term debt .        620,000            -              -
          Redemptions, repurchase of and principal
               payments on long-term debt  . . . . .       (557,883)      (4,654)       (19,829)
          Restricted cash deposits . . . . . . . . .        (33,562)           -              -
          Dividends paid . . . . . . . . . . . . . .        (25,000)           -              -
                                                       -----------    -----------    -----------
                    Net cash provided by (used for)
                         financing activities  . . .          3,555       (4,654)       (19,829)
                                                       -----------    -----------    -----------

     NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS  . . . . . . . . . . . . . . .         (4,777)       2,763         10,340
     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                                43,537       40,7
                                                       -----------    -----------    -----------
     CASH AND CASH EQUIVALENTS AT END OF YEAR  . . .   $     38,760   $   43,537     $   40,774
                                                       ===========    ===========    ===========

     SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING
          AND FINANCING ACTIVITIES:
          Equipment acquired subject to loans from
          seller . . . . . . . . . . . . . . . . . .                                 $      573

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW
          INFORMATION:
          Interest paid, net of capitalized interest                                                         $     65,963   $   64,4
          Income taxes paid  . . . . . . . . . . . .             14          927             27


                                              CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY



                                       Common       Additional     Accumulated
                                        Stock         Capital        Deficit         Total
                                     ($.01 Par)     ----------     -----------     ---------
                                     ----------
                                                    (In thousands of dollars)
     Balance, January 1, 1991  . .   $         -    $  157,520     $  (83,096)    $  74,424

          Net loss . . . . . . . .             -             -        (11,030)      (11,030)
                                     ----------     ----------     -----------    ---------

     Balance, December 31, 1991  .             -       157,520        (94,126)       63,394

          Net loss . . . . . . . .             -             -         (2,124)       (2,124)
                                     ----------     ----------     -----------    ---------

     Balance, December 31, 1992  .             -       157,520        (96,250)       61,270

          Net loss . . . . . . . .             -             -        (10,539)      (10,539)

          Dividends  . . . . . . .             -             -        (25,000)      (25,000)
                                     ----------     ----------     -----------    ---------

     Balance, December 31, 1993  .   $         -    $  157,520     $ (131,789)    $  25,731
                                     ==========     ==========     ==========     =========

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (IN THOUSANDS OF DOLLARS)


     1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

               The consolidated financial statements include the accounts of The Pacific Lumber Company and its wholly owned subsidiaries, collectively referred to herein as the "Company." The Company is an indirect wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Cash Equivalents
               Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. The carrying amount of these instruments approximates fair value.

               Marketable Securities
               On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). In accordance with the provisions of SFAS 115, marketable securities are carried at market value on December 31, 1993. Prior to that date, marketable securities portfolios were carried at the lower of cost or market at the balance sheet date. The cost of the securities sold is determined using the first-in, first-out method. Market values are determined based on quoted prices. The cost and market values of securities held at December 31, 1992 were $10,232 and $10,243, respectively. Included in investment and other income for each of the three years ended December 31, 1993 were: 1993 - net realized gains of $1,046 and net unrealized gains of $264; 1992 - net realized gains of $717 and the recovery of $123 of net unrealized losses; and 1991 - net realized gains of $1,054 and net unrealized losses of $123. Net unrealized losses represent the amount required to reduce the short-term marketable securities portfolios from cost to market value prior to December 31, 1993.

               Inventories
               Inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (LIFO) method.

               Timber and Timberlands
               Depletion is computed utilizing the unit-of-production method based upon estimates of timber values and quantities.

               Property, Plant and Equipment
               Property, plant and equipment, including capitalized interest, is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets.

               Deferred Financing Costs
               Costs incurred to obtain financing are deferred and amortized over the term of the related borrowing.

     1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

               Restricted Cash and Concentrations of Credit Risk
               Restricted cash represents the amount initially deposited into an account (the "Liquidity Account") held by the trustee under the indenture governing the 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes") as described in Note 5. The Liquidity Account is not available, except under certain limited circumstances, for working capital purposes; however, it is available to pay the Rated Amortization (as defined below) and interest on the Timber Notes if and to the extent that cash flows are insufficient to make such payments. The required Liquidity Account balance will generally decline as principal payments are made on the Timber Notes. The carrying amount of the Liquidity Account approximates its fair value. Investment and other income includes approximately $2,101 attributable to an investment rate agreement (at 7.95% per annum) with the financial institution which holds the Liquidity Account. At December 31, 1993, the balance of the Liquidity Account is $33,562.

               At December 31, 1993, cash and cash equivalents includes $20,280 (the "Payment Account") which is reserved for debt service payments on the Timber Notes (see Note 5). The Payment Account and the Liquidity Account are each held by a different financial institution. In the event of nonperformance by such financial institutions, the Company's exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon. The Company mitigates its concentrations of credit risk with respect to these restricted cash deposits by maintaining them at high credit quality financial institutions and monitoring the credit ratings of these institutions.

               Reclassifications
               Certain reclassifications have been made to prior years' financial statements to be consistent with the presentation in the current year.

     2.   INVENTORIES

     Inventories consist of the following:



                              December 31,
                            ----------------
                            1993       1992
                          --------   --------
     Lumber  . . . . .    $ 50,906   $  57,153

     Logs  . . . . . .      15,335      10,847
                          --------   --------

                          $ 66,241   $  68,000
                          ========   ========

               During 1993, 1992 and 1991, inventory quantities were reduced. These reductions resulted in the liquidation of LIFO inventory quantities carried at prevailing costs from prior years which were higher than the current cost of inventory in 1993 and lower than current costs in 1992 and 1991. The effects of these inventory liquidations increased cost of goods sold by approximately $222 for the year ended December 31, 1993 and decreased cost of goods sold by approximately $372 and $3,286 for the years ended December 31, 1992 and 1991, respectively.

     3.   TIMBER AND TIMBERLANDS

               The following table presents the changes in timber and timberlands for the three years ended December 31, 1993.


                                                       Years Ended December 31,
                                                ---------------------------------------
                                                  1993           1992           1991
                                               ----------     ----------     ----------
     Balance at beginning of year  . . . . .   $  399,035     $ 415,836      $ 432,048
     Adoption of new accounting principle
          for income taxes (see Note 6)  . .      (17,419)            -              -
     Additions at cost . . . . . . . . . . .          264           557            319
     Depletion . . . . . . . . . . . . . . .      (16,369)      (17,358)       (16,531)
                                               ----------     ----------     ----------
     Balance at end of year  . . . . . . . .   $  365,511     $ 399,035      $ 415,836
                                               ==========     ==========     ==========

     4.   PROPERTY, PLANT AND EQUIPMENT

     The major classes of property, plant and equipment are as follows:



                                               Estimated           December 31,
                                                              ----------------------
                                             Useful Lives        1993         1992
                                             ------------      --------    ---------
     Machinery and equipment . . . . . . .   5 - 20 years    $  116,455   $   108,877
     Buildings . . . . . . . . . . . . . .       20 years        21,932        20,529
     Logging roads . . . . . . . . . . . .       15 years         6,857         8,438
                                                             -----------  -----------
                                                                145,244       137,844
     Less: accumulated depreciation  . . .                      (48,703)      (41,636)
                                                             -----------  -----------
                                                             $   96,541   $    96,208
                                                             ===========  ===========

               Depreciation expense for the years ended December 31, 1993, 1992 and 1991 was $8,233, $8,189 and $7,819, respectively.

     5.   LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                         December 31,
                                                                 -----------------------------
                                                                    1993              1992
                                                                 ----------       -----------
     7.95% Timber Collateralized Notes due July 20, 2015 .       $ 376,953        $         -
     10 1/2% Senior Notes due March 1, 2003  . . . . . . .         235,000                  -
     12% Series A Senior Notes due July 1, 1996  . . . . .               -            163,784
     12.2% Series B Senior Notes due July 1, 1996  . . . .               -            304,725
     12 1/2% Senior Subordinated Debentures due July 1,
          1998 . . . . . . . . . . . . . . . . . . . . . .               -             41,750
     Bank credit agreement . . . . . . . . . . . . . . . .               -             28,867
     Other . . . . . . . . . . . . . . . . . . . . . . . .              49                253
                                                                 ----------       ------------
                                                                   612,002            539,379
     Less: current maturities  . . . . . . . . . . . . . .         (13,191)           (26,027)
                                                                 ----------       ------------
                                                                 $ 598,811        $   513,352
                                                                 ==========       ============

               On March 23, 1993, the Company issued $235,000 of 10 1/2% Senior Notes due 2003 (the "Senior Notes") and its newly-formed wholly owned subsidiary, Scotia Pacific Holding Company ("SPHC"), issued $385,000 of the Timber Notes. The Company and SPHC used the net proceeds from the sale of the Senior Notes and the Timber Notes, together with the Company's cash and marketable securities, to (i) retire (a) $163,784 aggregate principal amount of the Company's 12% Series A Senior Notes due July 1, 1996 (the "Series A Notes"), (b) $299,725 aggregate principal amount of the Company's 12.2% Series B Senior Notes due July 1, 1996 (the "Series B Notes") and (c) $41,750 aggregate principal amount of the Company's 12 1/2% Senior Subordinated Debentures due July 1, 1998 (the "Debentures;" the Series A Notes, the Series B Notes and the Debentures are referred to collectively as the "Old Pacific Lumber Securities"); (ii) pay accrued interest on the Old Pacific Lumber Securities through the date of redemption thereof; (iii) pay the applicable redemption premiums on the Old Pacific Lumber Securities; (iv) repay the Company's $28,867 cogeneration facility loan; (v) fund the initial deposit of $35,000 to the Liquidity Account; and (vi) pay a $25,000 dividend to a subsidiary of MGI. These transactions resulted in a pre-tax extraordinary loss of $16,368, consisting primarily of the payment of premiums and the write-off of unamortized deferred financing costs on the Old Pacific Lumber Securities.

               The indenture governing the Timber Notes (the "Timber Note Indenture") prohibits SPHC from incurring any additional indebtedness for borrowed money and limits the business activities of SPHC to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of SPHC and are not obligations of, or guaranteed by, the Company or any other person. The Timber Notes are secured by a lien on (i) SPHC's timber and timberlands, (ii) substantially all of SPHC's property and equipment, (iii) SPHC's contract rights and certain other assets and (iv) the funds deposited in the Payment Account and the Liquidity Account.

               The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of SPHC's timber (through the harvest and sale of logs) to required amortization of the Timber Notes. The actual required amount of such amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber
     Note Indenture. The minimum amount of principal which SPHC must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined in the Timber Note Indenture) is referred to as rated amortization ("Rated Amortization"). If all payments of principal are made in accordance with Rated Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2015. The amount of principal which SPHC must pay through each Timber Note payment date in order to avoid payment of prepayment or deficiency premiums is referred to as scheduled amortization ("Scheduled Amortization"). If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2009. Scheduled Amortization on the Timber Notes is as follows: years ending December 31, 1994 - $13,142; 1995 - $13,578; 1996 - $14,103; 1997 - $16,165; 1998 - $19,335;
     thereafter - $300,630.

               Principal and interest on the Timber Notes is payable semi-annually on January 20 and July 20. The Timber Notes are redeemable at the option of SPHC, in whole but not in part, at any time. The redemption price of the Timber Notes is equal to the sum of the principal amount, accrued interest and a prepayment premium calculated based upon the yield of like term Treasury securities plus 50 basis points.

               Interest on the Senior Notes is payable semi-annually on March 1 and September 1. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after March 1, 1998 at a price of

     103% of the principal amount plus accrued interest. The redemption price is reduced annually until March 1, 2000, after which time the Senior Notes are redeemable at par.

               The Company has a revolving credit agreement with a bank (the "Revolving Credit Agreement") which expires on May 31, 1996. Borrowings under the Revolving Credit Agreement are secured by the Company's trade receivables and inventories, with interest computed at the bank's reference rate plus 1 1/2% or the bank's offshore rate plus 2 1/2%. The Revolving Credit Agreement provides for borrowings of up to $30,000, of which $15,000 may be used for standby letters of credit. As of December 31, 1993, $19,742 of borrowings was available under the Revolving Credit Agreement, of which $4,742 was available for letters of credit. No borrowings were outstanding as of December 31, 1993, and letters of credit outstanding amounted to $10,258.

               The indentures governing the Senior Notes and the Timber Notes and the Company's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of December 31, 1993, under the most restrictive of these covenants, approximately $5,731 of dividends could be paid by the Company.

               During 1991, the Company purchased $15,452 principal amount of its Series B Notes for $15,029. Cash flow from operations was used to repurchase the Series B Notes.

               Scheduled maturities of long-term debt outstanding at December 31, 1993 are as follows: years ending December 31, 1994 - $13,191; 1995
     - $13,578; 1996 - $14,103; 1997 - $16,165; 1998 - $19,335; thereafter -
     $535,630.

               The estimated fair value of the Company's long-term debt is determined based on the quoted market prices for the Timber Notes, the Senior Notes and the Old Pacific Lumber Securities, and on the current rates offered for borrowings similar to the bank credit agreement and the other debt. At December 31, 1993 and 1992, the fair value of the Company's long-term debt is estimated to be $637,700 and $549,900, respectively.

     6.   CREDIT IN LIEU OF INCOME TAXES

               The Company and its subsidiaries are members of MAXXAM's consolidated return group for federal income tax purposes. Under a tax allocation agreement with MAXXAM, prior to the effective date of its amendment on March 23, 1993, The Pacific Lumber Company, excluding its wholly owned subsidiaries ("Pacific Lumber"), recorded tax liabilities or benefits computed as if it filed separate tax returns. The Company's tax allocation agreement with MAXXAM, as amended (the "Amended Tax Allocation Agreement"), provides that Pacific Lumber is liable to MAXXAM for the federal consolidated income tax liability of Pacific Lumber, SPHC and certain other subsidiaries of Pacific Lumber (but excluding Salmon Creek Corporation) (collectively, the "PL Subgroup") computed as if the PL Subgroup was a separate affiliated group of corporations which was never affiliated with MAXXAM. The Amended Tax Allocation Agreement further provides that Salmon Creek Corporation is liable to MAXXAM for its federal income tax liability computed as if Salmon Creek Corporation was a separate corporation which was never affiliated with MAXXAM.

               Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The adoption of SFAS 109 changes the Company's method of accounting for income taxes to an asset and liability approach from the deferral method prescribed by Accounting Principles Board Opinion No. 11, Accounting for Income Taxes ("APB 11"). The asset and liability approach requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The cumulative effect of the change in accounting principle, as of January 1, 1993, increased the Company's results of operations by $4,973.

               The implementation of SFAS 109 required the Company to restate certain assets and liabilities to their pre-tax amounts from their net-of-tax amounts originally recorded in connection with the acquisition of the Company in 1986. The restatement of the assigned values with respect to assets and liabilities recorded as a result of the acquisition and the recomputation of deferred income tax assets and liabilities under SFAS 109 resulted in: (i) a decrease of $17,419 in the net carrying value of timber and timberlands, (ii) a decrease of $1,279 in the net carrying value of property, plant and equipment and (iii) an increase of $23,671 in net deferred income tax assets. As a result of restating these assets and liabilities, the loss before income taxes, extraordinary item and cumulative effect of changes in accounting principles for the year ended December 31, 1993 was decreased by $875.

               Concurrent with the adoption of SFAS 109, the Company implemented changes in its accounting method for postretirement benefits pursuant to Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") (see Note 7). The pre-tax cumulative effect of the change in accounting principle relating to SFAS 106 was a charge of $3,914 and resulted in the recognition of deferred income tax assets of $1,566.

               The credit in lieu of income taxes on the loss before income taxes, extraordinary item and cumulative effect of changes in accounting principles for the year ended December 31, 1993 consists of the following:



     Current:
          Federal credit in lieu of income taxes . . . . .   $         -
          State and local  . . . . . . . . . . . . . . . .             -
                                                             ------------
                                                                       -
                                                             ------------
     Deferred:
          Federal credit in lieu of income taxes . . . . .         1,913
          State and local  . . . . . . . . . . . . . . . .          (230)
                                                             ------------
                                                                   1,683
                                                             ------------
                                                             $     1,683
                                                             ============

               Pursuant to the principles of APB 11, the Company did not record a credit in lieu of income taxes for 1992 and 1991 due to the uncertainty of realizing the benefit of the 1992 and 1991 net operating losses in future periods.

               The Omnibus Budget Reconciliation Act of 1993 (the "Act"), enacted on August 10, 1993, retroactively increased the maximum federal statutory income tax rate from 34% to 35% for periods beginning on or after January 1, 1993. The deferred federal credit in lieu of income taxes of $1,913 includes an $850 benefit for increasing net deferred income tax assets (liabilities) as of the date of enactment of the Act due to the increase in the federal statutory income tax rate.

               A reconciliation between the credit in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes, extraordinary item and cumulative effect of changes in accounting principles is as follows:


                                                         Years Ended December 31,
                                                 -----------------------------------------
                                                   1993            1992            1991
                                                ----------      ----------      ----------
     Loss before income taxes, extraordinary
     item and cumulative effect of changes
     in accounting principles  . . . . . . .    $   (4,045)     $  (2,124)      $ (11,030)
                                                ==========      ==========      ==========

     Amount of federal income tax based upon
     the statutory rate  . . . . . . . . . .    $    1,416      $     722       $   3,750
     Increase in net deferred income tax
     assets due to tax rate change . . . . .           850              -               -
     Revision of prior years' tax estimates
     and other changes in valuation
     allowances  . . . . . . . . . . . . . .          (566)             -               -
     State and local taxes, net of federal
     tax benefit . . . . . . . . . . . . . .          (150)             -               -
     Losses and expenses for which no
     federal tax benefit was recognized  . .             -           (722)         (3,750)
     Other . . . . . . . . . . . . . . . . .           133              -               -
                                                ----------      ----------      ----------
                                                $    1,683      $       -       $       -
                                                ==========      ==========      ==========

               As shown in the Consolidated Statement of Operations for the year ended December 31, 1993, the Company reported an extraordinary loss related to the early extinguishment of debt. The Company reported the loss net of related deferred income taxes of $5,566 which approximated the federal statutory income tax rate in effect on the date the transaction occurred. The related deferred income tax benefit recorded by the Company in respect of SFAS 106 was recorded at the federal and state statutory rates in effect on the date the accounting standard was adopted.

               After giving effect to the adoption of SFAS 109, the components of the Company's net deferred income tax assets (liabilities) are as follows:



                                                                             January 1,
                                                                                1993
                                                          December 31,        (date of
                                                              1993            adoption)
                                                          -------------     -------------
     Deferred income tax assets:
          Timber and timberlands . . . . . . . . . . .    $     36,443     $      30,608
          Loss and credit carryforwards  . . . . . . .          35,013            30,158
          Other liabilities  . . . . . . . . . . . . .           4,627             2,884
          Postretirement benefits other than pensions            1,734             1,695
          Other  . . . . . . . . . . . . . . . . . . .           3,019             2,552
          Valuation allowances . . . . . . . . . . . .          (5,613)           (4,520)
                                                          -------------    -------------
               Total deferred income tax assets, net .          75,223            63,377
                                                          -------------    -------------

     Deferred income tax liabilities:
          Property, plant and equipment  . . . . . . .         (19,101)          (20,524)
          Inventories  . . . . . . . . . . . . . . . .         (17,172)          (16,590)
          Other  . . . . . . . . . . . . . . . . . . .          (1,016)           (1,130)
                                                          -------------    -------------
               Total deferred income tax liabilities .         (37,289)          (38,244)
                                                          -------------    -------------

     Net deferred income tax assets  . . . . . . . . .    $     37,934     $      25,133
                                                          =============    =============

               A principal component of the net deferred income tax assets listed above relates to the excess of the tax basis over financial statement basis with respect to timber and timberlands. The Company believes that it is more likely than not that this net deferred income tax asset will be realized, based primarily upon the estimated value of its timber and timberlands which is well in excess of its tax basis. The valuation allowances listed above relate primarily to loss and credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowances for loss and credit carryforwards. These factors included any limitations concerning use of the carryforwards, the year the carryforwards expire and the levels of taxable income necessary for utilization. The Company has concluded that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided.

               Included in the net deferred income tax assets listed above are $36,056 at December 31, 1993 and $23,025 at January 1, 1993 which are recorded pursuant to the tax allocation agreements with MAXXAM.

               The following table presents the Company's estimated tax attributes, for federal income tax purposes, under the terms of the Amended Tax Allocation Agreement at December 31, 1993.


                                                                                  Expiring
                                                                                   Through
                                                                               ---------------
     Regular Tax Attribute Carryforwards:
          Current year net operating loss  . . . . .       $       11,616           2008
          Prior year net operating losses  . . . . .               67,687           2007
          Net capital losses . . . . . . . . . . . .                4,577           1997

     Alternative Minimum Tax Attribute Carryforwards:
          Current year net operating loss  . . . . .       $       10,978           2008
          Prior year net operating losses  . . . . .               23,837           2007


     7.   EMPLOYEE BENEFIT PLANS

               The Company has a defined benefit plan which covers all employees of the Company. Under the plan, employees are eligible for benefits at age 65 or earlier, if certain provisions are met. The benefits are determined under a career average formula based on each year of service with the Company and the employee's compensation for that year. The Company's funding policy is to contribute annually an amount at least equal to the minimum cash contribution required by The Employee Retirement Income Security Act of 1974, as amended.

     A summary of the components of net periodic pension cost is as follows:



                                                     Years Ended December 31,
                                                ---------------------------------
                                                  1993          1992        1991
                                              -----------    ---------    ---------
     Service cost - benefits earned during
     the year  . . . . . . . . . . . . . . .  $     1,600    $  1,546     $  1,225
     Interest cost on projected benefit
     obligation  . . . . . . . . . . . . . .          918         749          530
     Actual gain on plan assets  . . . . . .       (2,128)     (1,013)      (1,164)
     Net amortization and deferral . . . . .        1,359         352          775
                                              -----------    ---------    ---------
     Net periodic pension cost . . . . . . .  $     1,749    $  1,634     $  1,366
                                              ===========    =========    =========

               The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet:


                                                               December 31,
                                                           ---------------------
                                                             1993        1992
                                                           --------    ---------
     Actuarial present value of accumulated plan
     benefits:
          Vested benefit obligation  . . . . . . . . . .   $11,047     $  8,211
          Non-vested benefit obligation  . . . . . . . .     1,183        1,114
                                                           --------    ---------
               Total accumulated benefit obligation  . .   $12,230     $  9,325
                                                           ========    =========

     Projected benefit obligation  . . . . . . . . . . .   $15,303     $ 11,475
     Plan assets at fair value, primarily fixed income
     securities  . . . . . . . . . . . . . . . . . . . .   (12,216)      (9,108)
                                                           --------    ---------
     Projected benefit obligation in excess of plan
     assets  . . . . . . . . . . . . . . . . . . . . . .     3,087        2,367
     Unrecognized net transition asset . . . . . . . . .        35           41
     Unrecognized net loss . . . . . . . . . . . . . . .      (582)        (450)
     Unrecognized prior service cost . . . . . . . . . .       (89)         (97)
                                                           --------    ---------
               Accrued pension liability . . . . . . . .   $ 2,451     $  1,861
                                                           ========    =========


     The assumptions used in accounting for the defined benefit plan were as follows:


                                                     1993       1992       1991
                                                   --------   --------   --------
     Rate of increase in compensation levels . .     5.0%       5.0%       5.0%
     Discount rate . . . . . . . . . . . . . . .     7.5%       8.0%       8.0%
     Expected long-term rate of return on assets                                                       8.0%       9.0%       9.0%

               The Company has an unfunded defined benefit plan for certain postretirement and other benefits which covers substantially all employees of the Company. Participants of the plan are eligible for certain health care benefits upon termination of employment and retirement and commencement of pension benefits. Participants make contributions for a portion of the cost of their health care benefits.

               The Company adopted SFAS 106 as of January 1, 1993. The costs of postretirement benefits other than pensions are now accrued over the period the employees provide services to the date of their full eligibility for such benefits. Previously, such costs were expensed as actual claims were incurred. The cumulative effect of the change in accounting principle for the adoption of SFAS 106 was recorded as a charge to results of operations of $2,348, net of related income taxes of $1,566.

               A summary of the components of net periodic postretirement benefit cost for the year ended December 31, 1993 is as follows:

     Service cost - benefits earned during the year  . . . . . . .  $   153
     Interest cost on accumulated postretirement benefit
     obligation  . . . . . . . . . . . . . . . . . . . . . . . . .      315
                                                                    -------
     Net periodic postretirement benefit cost  . . . . . . . . . .  $   468
                                                                    =======


     The adoption of SFAS 106 increased the Company's loss before extraordinary item and cumulative effect of changes in accounting principles by $212 ($360 before tax) for the year ended December 31, 1993.

               The postretirement benefit liability recognized in the Company's Consolidated Balance Sheet was:



                                                                       January 1,
                                                                          1993
                                                      December 31,      (date of
                                                          1993          adoption)
                                                      ------------     -----------
     Retirees  . . . . . . . . . . . . . . . . . .    $        963    $      1,009
     Actives . . . . . . . . . . . . . . . . . . .           3,245           2,905
                                                      ------------    -----------
          Accumulated postretirement benefit
          obligation . . . . . . . . . . . . . . .           4,208           3,914
     Unrecognized net gain . . . . . . . . . . . .              71               -
                                                      ------------    -----------
          Postretirement benefit liability . . . .    $      4,279    $      3,914
                                                      ============    ===========

               The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 13% for 1994 and is assumed to decrease gradually to 5.5% for 2007 and remain at that level thereafter. Each one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $582 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $76.

               The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 1993 and 8.25% at January 1, 1993.

     8.   RELATED PARTY TRANSACTIONS

               MAXXAM provides the Company with personnel, insurance, legal, accounting, financial, and certain other services. MAXXAM is compensated by the Company through the payment of a fee representing the reimbursement of actual out-of-pocket expenses incurred by MAXXAM, including, but not limited to, labor costs of personnel of MAXXAM rendering services to the Company. Charges by MAXXAM for such services were $2,598, $2,735 and $2,652 for the years ended December 31, 1993, 1992 and 1991, respectively.

               Net sales for the years ended December 31, 1993, 1992 and 1991 include revenues of $9,198, $6,942 and $5,583, respectively, from Britt Lumber Co., Inc., an indirect wholly owned subsidiary of MGI. The Company recognized operating income of $1,972, $1,335 and $2,836 on these revenues for the years ended December 31, 1993, 1992 and 1991, respectively. At December 31, 1993 and 1992, receivables include $178 and $1,380, respectively, related to these affiliate sales.

               On August 4, 1993, all of the Company's issued and outstanding common stock was pledged as collateral for MGI's $100.0 million 11 1/4% Senior Secured Notes due 2003 and $126.7 million 12 1/4% Senior Secured Discount Notes due 2003 (collectively referred to herein as the "MGI Notes"). MGI conducts its operations primarily through subsidiary companies. The Company represents the substantial portion of MGI's assets and operations. The terms of the indenture governing the MGI Notes contain provisions that require the Company's board of directors, pursuant to a good faith determination, to declare and pay dividends on its common stock to the maximum extent permitted by any consensual restriction or encumbrance on the Company's ability to declare and pay dividends, provided that such declaration and payment would not be detrimental to the capital or other operating needs of the Company.

               In 1993, the Company paid approximately $1,931 in connection with the offering of the Senior Notes and the Timber Notes to a law firm in which a director of the Company is also a partner.

               In November 1991, MAXXAM purchased $1,222 of MAXXAM's 12 1/2% Subordinated Debentures (the "MAXXAM Debentures") from the Company for $1,304. Interest earned on the MAXXAM Debentures amounted to $164 for the year ended December 31, 1991.

     9.   CONTINGENCIES

              The Company's operations are subject to a variety of California and, in some cases, federal laws and regulations dealing with timber harvesting, endangered species, water quality and air and water pollution. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on the Company's future operating results. There can be no assurance, however, that future legislation, governmental regulations or judicial or administrative decisions would not adversely affect the Company or its ability to sell lumber, logs or timber.

               Various groups and individuals have filed objections with the California Department of Forestry ("CDF") regarding the CDF's actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs"), and the Company expects that such groups and individuals will continue to file objections to the Company's THPs. In addition, lawsuits are pending which seek to prevent the Company from implementing certain of its approved THPs. These challenges have severely restricted the Company's ability to harvest virgin old growth redwood timber on its property during the past few years, as well as substantial amounts of virgin Douglas-fir timber which are located in virgin old growth redwood stands. No assurance can be given as to the extent of such litigation in the future. The Company believes that environmentally focused challenges to its THPs are likely to occur in the future. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's consolidated financial position or results of operations. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the operating results or consolidated financial position of the Company.

               The Company, MGI, MAXXAM and certain of their former and current officers and directors are defendants in various actions related to MGI's acquisition of the Company. Management is of the opinion that the outcome of such litigation is unlikely to have a material adverse effect on the Company's consolidated financial position. Management is unable to express an opinion as to whether the outcome of such litigation is unlikely to have a material adverse effect on the Company's results of operations in respect of any fiscal year.

               The Company is also involved in various claims, lawsuits and proceedings relating to a wide variety of other matters. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect upon the Company's consolidated financial position or results of operations.

     10.  SUPPLEMENTARY INFORMATION

     The following amounts are included in the Company's Consolidated Statement of Operations:



                                                     Years Ended December 31,
                                               ------------------------------------
                                                 1993          1992         1991
                                              ----------    ---------    ----------
     Maintenance and repairs . . . . . . . .  $    11,609   $  10,235    $    9,806
     Property taxes  . . . . . . . . . . . .        1,520       2,019         2,258
     Yield taxes . . . . . . . . . . . . . .        4,372       2,691         1,960
     Workers' compensation . . . . . . . . .        3,317       2,944         4,259

               The Company is self-insured for workers' compensation benefits. Included in accrued compensation and related benefits and other noncurrent liabilities are accruals for workers' compensation claims amounting to $7,008 and $5,400 at December 31, 1993 and 1992, respectively.

               In 1993 and 1992, the Company recorded reductions in cost of sales of $1,200 and $3,300, respectively, from business interruption insurance claims for reimbursement of higher operating costs and the related loss of revenues resulting from the April 1992 earthquake. In 1992, the Company recorded a $1,600 gain in investment and other income on a casualty insurance claim for the loss of certain commercial property due to the earthquake. Other receivables at December 31, 1993 and 1992 included $1,235 and $7,723, respectively, related to these and other earthquake related insurance claims.

               In June 1991, the Company completed the sale of its San Mateo County, California timberlands for $7,492. This sale resulted in a pre-tax gain of $3,482 which is included in investment and other income for the year ended December 31, 1991.

     11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

               Summary quarterly financial information for the years ended December 31, 1993 and 1992 is as follows:

                                                                    Three Months Ended
                                                   -----------------------------------------------------
                                                    March 31      June 30     September 30   December 31
                                                   ----------    ---------    ------------   -----------
     1993:
          Net sales  . . . . . . . . .            $   45,569    $  51,621    $     55,819   $    57,625
          Operating income . . . . . .                13,560       13,309          11,427        12,920
          Loss before extraordinary
     item and cumulative effect of
     changes in accounting principles                 (1,275)         (62)           (576)         (449)
          Extraordinary item, net  . .               (10,802)           -               -             -
          Cumulative effect of changes
     in accounting principles, net . .                 2,625            -               -             -
          Net loss . . . . . . . . . .                (9,452)         (62)           (576)         (449)

     1992:
          Net sales  . . . . . . . . .            $   47,195    $  52,054    $     53,688   $    51,354
          Operating income . . . . . .                11,925       18,820          17,070        12,289
          Net income (loss)  . . . . .                (4,229)       4,370           1,436        (3,701)

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                      PART III

               Not applicable.

                                      PART IV


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
     K

                                                                          PAGE
                                                                          ----

     (A)  INDEX TO FINANCIAL STATEMENTS:
               1.   Financial Statements (included under Item 8):
                    Report of Independent Public Accountants                24
                    Consolidated balance sheet at December 31, 1993
                      and 1992                                              25
                    Consolidated statement of operations for the years
                      ended December 31, 1993, 1992 and 1991                26
                    Consolidated statement of cash flows for the years
                      ended December 31, 1993, 1992 and 1991                27
                    Consolidated statement of stockholder's equity for
                      the years ended December 31, 1993, 1992 and 1991      28
                    Notes to consolidated financial statements              29

               2.   Financial Statement Schedules:

                         Schedules are inapplicable or the required information is included in the consolidated financial statements or the notes thereto.

     (B)  REPORTS ON FORM 8-K:

                    None.

     (C)  EXHIBITS:

                    Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 44), which index is incorporated herein by reference.

                                     SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE PACIFIC LUMBER COMPANY


     Date: March 29, 1994          By:        JOHN T. LA DUC
                                              John T. La Duc
                                     Vice President - Chief Financial
                                   Officer
                                      (Principal Financial Officer)


     Date: March 29, 1994          By:        GARY L. CLARK
                                              Gary L. Clark
                                       Vice President - Finance and
                                   Administration
                                      (Principal Accounting Officer)



               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date: March 29, 1994          By:       JOHN A. CAMPBELL
                                             John A. Campbell
                                    President, Chief Executive Officer
                                               and Director


     Date: March 29, 1994          By:        JOHN T. LA DUC
                                              John T. La Duc
                                     Vice President - Chief Financial
                                   Officer
                                               and Director


     Date: March 29, 1994          By:      ANTHONY R. PIERNO
                                            Anthony R. Pierno
                                     Vice President, General Counsel
                                               and Director


     Date: March 29, 1994          By:       PAUL N. SCHWARTZ
                                             Paul N. Schwartz
                                       Vice President and Director




     Date: March 29, 1994          By:      WILLIAM S. RIEGEL
                                            William S. Riegel
                                        Vice President - Sales and
                                   Director


     Date: March 29, 1994          By:        EZRA G. LEVIN
                                              Ezra G. Levin
                                                 Director

                             THE PACIFIC LUMBER COMPANY

                                 INDEX OF EXHIBITS



           Exhibit
           Number                          Description
          --------   ------------------------------------------------------


             3.1     Articles of Incorporation of The Pacific Lumber
                     Company (the "Company" or "Pacific Lumber")
                     (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

             3.2 By-laws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1992)

            *4.1     Indenture between the Company and The First National
                     Bank of Boston, as Trustee, regarding Pacific Lumber's
                     10 1/2% Senior Notes due 2003

             4.2     Indenture between Scotia Pacific Holding Company
                     ("SPHC") and The First National Bank of Boston, as
                     Trustee, regarding SPHC's 7.95% Timber Collateralized
                     Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Form S-1
                     Registration Statement of SPHC, Registration No. 33-
                     55538; the "SPHC Registration Statement")

             4.3 Revolving Credit Agreement dated as of June 23, 1993 between the Company and Bank of America National Trust and Savings Association (incorporated herein by reference to Exhibit 4.19 to Amendment No. 2 to the Form S-2 Registration Statement of MAXXAM Group Inc.,
                     Registration No. 33-56332)

             4.4     Letter Amendment, dated October 5, 1993, to the
                     Revolving Credit Agreement (incorporated herein by reference to Exhibit 4.1 of the Company's Quarterly
                     Report on Form 10-Q for the quarter ended September
                     30, 1993)

                     Note:  Pursuant to Regulation Section 229.601, Item
                     601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company.

            10.1 Agreement dated December 20, 1985 between the Company and General Electric Company (the "1985 GE Agreement")
                     (incorporated herein by reference to Exhibit 10(m) to the Registration Statement of Pacific Lumber on Form
                     S-1, Registration No. 33-5549)

            10.2     Amendment No. 1 to Agreement between the Company and
                     General Electric Company dated July 29, 1986 relating to the 1985 GE Agreement (incorporated herein by reference to Exhibit 10.4 to Pacific Lumber's Annual
                     Report on Form 10-K for the fiscal year ended December
                     31, 1988)

            10.3 Power Purchase Agreement dated January 17, 1986 between the Company and Pacific Gas and Electric Company (incorporated herein by reference to Exhibit 10(n) to the Registration Statement of the Company on Form S-1, Registration No. 33-5549)

            10.4 Tax Allocation Agreement dated as of May 21, 1988 among MAXXAM Inc., MAXXAM Group Inc., the Company and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 of the Company's
                     Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1988)

            10.5     Tax Allocation Agreement among the Company, SPHC,
                     Salmon Creek Corporation and MAXXAM Inc. dated March
                     23, 1993 (incorporated herein by reference to Exhibit
                     10.1 to the SPHC Registration Statement)

            10.6     Deed of Trust, Security Agreement, Financing
                     Statement, Fixture Filing and Assignment among SPHC,
                     The First National Bank of Boston, as Trustee, and The
                     First National Bank of Boston, as the Collateral Agent
                     (incorporated herein by reference to Exhibit 4.2 to SPHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; the "SPHC 1993 Form 10-K")

            10.7     Master Purchase Agreement between the Company and SPHC
                     (incorporated herein by reference to Exhibit 10.1 to the SPHC 1993 Form 10-K)

            10.8     Services Agreement between the Company and SPHC
                     (incorporated herein by reference to Exhibit 10.2 to the SPHC 1993 Form 10-K)

            10.9     Additional Services Agreement between the Company and
                     SPHC (incorporated herein by reference to Exhibit 10.3 to the SPHC 1993 Form 10-K)

            10.10 Reciprocal Rights Agreement among the Company, SPHC and Salmon Creek Corporation (incorporated herein by reference to Exhibit 10.4 to the SPHC 1993 Form 10-K)

            10.11    Environmental Indemnification Agreement between the
                     Company and SPHC (incorporated herein by reference to Exhibit 10.5 to the SPHC 1993 Form 10-K)

            10.12    Transfer Agreement between the Company and SPHC
                     (incorporated herein by reference to Exhibit 10.6 to the SPHC 1993 Form 10-K)

            10.13 Grant Deed from the Company to SPHC (incorporated herein by reference to Exhibit 10.7 to the SPHC 1993
                     Form 10-K)

            10.14 Bill of Sale and General Assignment from the Company to SPHC (incorporated herein by reference to Exhibit
                     10.8 to the SPHC 1993 Form 10-K)

            10.15 Purchase and Services Agreement between the Company and Britt Lumber Co., Inc. (incorporated herein by reference to Exhibit 10.17 Exhibit 4.1 to Amendment
                     No. 2 to the Form S-2 Registration Statement of
                     Pacific Lumber, Registration Statement No. 33-56332;
                     the "Pacific Lumber Registration Statement")

            10.16    Investment Management Agreement, dated as of December
                     1, 1991, by and among the Company, MAXXAM Inc. and certain related corporations (incorporated herein by reference to Exhibit 10.23 to Amendment No. 5 to the Registration Statement on Form S-2 of MAXXAM Group
                     Inc., Registration No. 33-64042)

     --------------------

     * Included in this filing.