Form 10-Q
period 1994-03-31
PACIFIC LUMBER CO /DE/
filed 1994-05-12
CIK 796838

________________________________________________

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                --------------------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                           Commission File Number 1-9204


                             THE PACIFIC LUMBER COMPANY
               (Exact name of Registrant as specified in its charter)



                     DELAWARE                          13-3318327
           (State or other jurisdiction             (I.R.S. Employer
                of incorporation or              Identification Number)
                   organization)


                   P. O. BOX 37
                  125 MAIN STREET
                SCOTIA, CALIFORNIA                        95565
               (Address of Principal                   (Zip Code)
                Executive Offices)



         Registrant's telephone number, including area code: (707) 764-2222



          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
     days.     Yes  /X / No   / /


         Number of shares of common stock outstanding at May 1, 1994:  100


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


                  ________________________________________________

                             THE PACIFIC LUMBER COMPANY

                                       INDEX


                                                                          Page

     PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements
               Consolidated Balance Sheet at March 31, 1994 and
                    December 31, 1993  . . . . . . . . . . . . . . . . .     3
               Consolidated Statement of Operations for the three
                    months ended March 31, 1994 and 1993 . . . . . . . .     4
               Consolidated Statement of Cash Flows for the three months
                    ended March 31, 1994 and 1993  . . . . . . . . . . .     5
               Condensed Notes to Consolidated Financial Statements  . .     6
          Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations . . . . . . .   8

     PART II.   OTHER INFORMATION

          Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . .  11
          Item 5.   Other Information  . . . . . . . . . . . . . . . . . .  11
          Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .  11
          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . S-1


                                                        CONSOLIDATED BALANCE SHEET



                                                                            March 31,          December 31,
                                                                               1994                1993
                                                                          --------------    ----------------
                                                                           (Unaudited)

                                                                               (In thousands of dollars)
                                   ASSETS

     Current assets:
          Cash and cash equivalents  . . . . . . . . . . . . . . . . .    $      22,240     $         38,760
          Marketable securities  . . . . . . . . . . . . . . . . . . .           12,384                5,635
          Receivables:
               Trade . . . . . . . . . . . . . . . . . . . . . . . . .           12,890               14,750
               Other . . . . . . . . . . . . . . . . . . . . . . . . .            4,193                3,801
          Inventories  . . . . . . . . . . . . . . . . . . . . . . . .           61,628               66,241
          Prepaid expenses and other current
            assets . . . . . . . . . . . . . . . . . . . . . . . . . .            3,536                2,939
                                                                          --------------    ----------------
                    Total current assets . . . . . . . . . . . . . . .          116,871              132,126
     Timber and timberlands, net of depletion of $174,105 and $171,007
     at March 31, 1994 and December 31, 1993, respectively . . . . . .          362,967              365,511
     Property, plant and equipment, net of accumulated depreciation of
     $50,641 and $48,703 at March 31, 1994 and December 31, 1993,
     respectively  . . . . . . . . . . . . . . . . . . . . . . . . . .           97,703               96,541
     Deferred financing costs, net . . . . . . . . . . . . . . . . . .           25,991               26,500
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .           49,711               52,066
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .           33,532               33,562
     Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .            6,370                6,630
                                                                          --------------    ----------------
                                                                          $     693,145     $        712,936
                                                                          ==============    ================

                    LIABILITIES AND STOCKHOLDER'S EQUITY

     Current liabilities:
          Accounts payable . . . . . . . . . . . . . . . . . . . . . .    $       4,737     $          2,360
          Accrued compensation and related benefits  . . . . . . . . .           10,006                7,782
          Accrued interest . . . . . . . . . . . . . . . . . . . . . .            7,758               21,627
          Deferred income taxes  . . . . . . . . . . . . . . . . . . .           14,132               14,132
          Other accrued liabilities  . . . . . . . . . . . . . . . . .            1,503                1,377
          Long-term debt, current maturities . . . . . . . . . . . . .           13,281               13,191
                                                                          --------------    ----------------
                    Total current
                       liabilities . . . . . . . . . . . . . . . . . .           51,417               60,469
     Long-term debt, less current maturities . . . . . . . . . . . . .          590,576              598,811
     Other noncurrent liabilities  . . . . . . . . . . . . . . . . . .           27,740               27,925
                                                                          --------------    ----------------
                    Total liabilities  . . . . . . . . . . . . . . . .          669,733              687,205
                                                                          --------------    ----------------

     Contingencies

     Stockholder's equity:
          Common stock, $.01 par value, 100
              shares authorized and issued . . . . . . . . . . . . . .                -                    -
          Additional capital . . . . . . . . . . . . . . . . . . . . .          157,520              157,520
          Accumulated deficit  . . . . . . . . . . . . . . . . . . . .         (134,108)            (131,789)
                                                                          --------------    ----------------
                    Total stockholder's equity . . . . . . . . . . . .           23,412               25,731
                                                                          --------------    ----------------
                                                                          $     693,145     $        712,936
                                                                          ==============    ================




                                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                                (UNAUDITED)


                                                                   Three Months Ended
                                                                        March 31,
                                                              -----------------------------
                                                                  1994             1993
                                                              -------------   ------------
                                                                (In thousands of dollars)
     Net sales:
          Lumber and logs  . . . . . . . . . . . . . . . .    $     47,855    $     41,597
          Other  . . . . . . . . . . . . . . . . . . . . .           2,961           3,972
                                                              -------------   ------------
                                                                    50,816          45,569
                                                              -------------   ------------

     Operating expenses:
          Cost of goods sold (exclusive of depletion and
          depreciation)  . . . . . . . . . . . . . . . . .          28,712          22,334
          Selling, general and administrative  . . . . . .           3,975           3,549
          Depletion and depreciation . . . . . . . . . . .           5,981           6,126
                                                              -------------   ------------
                                                                    38,668          32,009
                                                              -------------   ------------

     Operating income  . . . . . . . . . . . . . . . . . .          12,148          13,560

     Other income (expense):
          Investment and other income  . . . . . . . . . .           7,459             350
          Interest expense . . . . . . . . . . . . . . . .         (13,871)        (15,934)
                                                              -------------   ------------
     Income (loss) before income taxes, extraordinary item
     and cumulative effect of changes in accounting
     principles  . . . . . . . . . . . . . . . . . . . . .           5,736          (2,024)
     Credit (provision) in lieu of income taxes  . . . . .          (2,355)            749
                                                              -------------   ------------
     Income (loss) before extraordinary item and cumulative
     effect of changes in accounting principles  . . . . .           3,381          (1,275)
     Extraordinary item:
          Loss on early extinguishment of debt, net of
          related credit in lieu of income taxes of $5,566               -         (10,802)
     Cumulative effect of changes in accounting principles:
          Postretirement benefits other than pensions, net
          of related credit in lieu of income taxes of
          $1,566 . . . . . . . . . . . . . . . . . . . . .               -          (2,348)
          Accounting for income taxes  . . . . . . . . . .               -           4,973
                                                              -------------   ------------
     Net income (loss) . . . . . . . . . . . . . . . . . .    $      3,381    $     (9,452)
                                                              =============   ============




                                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                (UNAUDITED)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                             -----------------------------
                                                                                 1994             1993
                                                                             -------------   ------------
                                                                               (In thousands of dollars)
     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)  . . . . . . . . . . . . . . . . . . . . . .     $      3,381    $     (9,452)
          Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
               Depletion and depreciation  . . . . . . . . . . . . . . .            5,981           6,126
               Amortization of deferred financing costs  . . . . . . . .              522             388
               Net losses (gains) on marketable securities . . . . . . .              359            (377)
               Extraordinary loss on early extinguishment of debt, net .                -          10,802
               Incurrence of financing costs . . . . . . . . . . . . . .                -         (26,860)
               Cumulative effect of changes in accounting principles, net
               Decrease in inventories, net of depletion . . . . . . . .            3,784           3,219
               Increase in accounts payable  . . . . . . . . . . . . . .            2,377           3,491
               Decrease (increase) in accrued and deferred income taxes             2,355            (749)
               Increase in other liabilities . . . . . . . . . . . . . .            2,165             191
               Decrease in receivables . . . . . . . . . . . . . . . . .            1,468          13,477
               Decrease in accrued interest  . . . . . . . . . . . . . .          (13,869)        (29,797)
               Increase in prepaid expenses and other current assets . .             (597)           (278)
               Other . . . . . . . . . . . . . . . . . . . . . . . . . .              415            (244)
                                                                             -------------   ------------
                    Net cash provided by (used for) operating activities            8,341         (32,688)
                                                                             -------------   ------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Net purchases of marketable securities . . . . . . . . . . . .           (7,108)         (7,427)
          Capital expenditures . . . . . . . . . . . . . . . . . . . . .           (3,908)         (1,747)
                                                                             -------------   ------------
                    Net cash used for investing activities . . . . . . .          (11,016)         (9,174)
                                                                             -------------   ------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
          Redemptions, repurchase of and principal payments on long-term
          debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (8,145)       (549,683)
          Dividends paid . . . . . . . . . . . . . . . . . . . . . . . .           (5,700)        (25,000)
          Proceeds from issuance of long-term debt . . . . . . . . . . .                -         620,000
          Restricted cash deposits . . . . . . . . . . . . . . . . . . .                -         (35,000)
                                                                             -------------   ------------
                    Net cash provided by (used for) financing activities          (13,845)         10,317
                                                                             -------------   ------------

     NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .          (16,520)        (31,545)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . .           38,760          43,537
                                                                             -------------   ------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . .     $     22,240    $     11,992
                                                                             =============   ============

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Interest paid, net of capitalized interest . . . . . . . . . .     $     27,218    $     45,343
          Income taxes paid  . . . . . . . . . . . . . . . . . . . . . .                -               -


                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (IN THOUSANDS OF DOLLARS)


     1.   GENERAL

               The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by The Pacific Lumber Company with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (the "Form 10-K"). All references to the "Company" include The Pacific Lumber Company and its subsidiary companies unless otherwise indicated or the context indicates otherwise.
     Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

               The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1994 and the consolidated results of operations and cash flows for the three months ended March 31, 1994 and 1993. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned indirect subsidiary of MAXXAM Group Inc. ("MGI") which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

     2.   INVENTORIES

     Inventories consist of the following:



                                               March 31,         December 31,
                                                 1994                1993
                                             -------------      -------------
     Lumber  . . . . . . . . . . . . . . .         $49,755             $50,906
     Logs  . . . . . . . . . . . . . . . .          11,873              15,335
                                             -------------       -------------
                                                   $61,628             $66,241
                                             =============       =============



     3.   LONG-TERM DEBT

     Long-term debt consists of the following:



                                                             March 31,         December 31,
                                                                1994               1993
                                                           --------------   -----------------
     7.95% Timber Collateralized Notes due July 20, 2015                                                             $     368,857
     10 1/2% Senior Notes due March 1, 2003  . . . . . .         235,000              235,000
     Other . . . . . . . . . . . . . . . . . . . . . . .               -                   49
                                                           --------------   -----------------
                                                                 603,857              612,002
     Less: current maturities  . . . . . . . . . . . . .         (13,281)             (13,191)
                                                           --------------   -----------------
                                                           $     590,576    $         598,811
                                                           ==============   =================



     4.   INVESTMENT AND OTHER INCOME

               In February 1994, the Company received a franchise tax refund of $7,243, the substantial portion of which represents interest, from the State of California relating to tax years 1972 through 1985. This amount is included in investment and other income for the three months ended March 31, 1994.

     5.   CONTINGENCIES

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

                             THE PACIFIC LUMBER COMPANY

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following should be read in conjunction with the response to Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

     RESULTS OF OPERATIONS

               The Company's business is highly seasonal, in that the Company has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three months ended March 31, 1994 and 1993. The information presented in the table is in millions of dollars except shipments and prices.




                                                              Three Months Ended
                                                                   March 31,
                                                         -----------------------------
                                                              1994            1993
                                                         --------------  -------------
     Shipments:
          Lumber(1):
               Redwood upper grades  . . . . . . . . .            12.9           15.8
               Redwood common grades . . . . . . . . .            27.7           26.3
               Douglas-fir upper grades  . . . . . . .             2.5            3.2
               Douglas-fir common grades . . . . . . .            15.4           14.9
                                                         --------------  -------------
                    Total lumber . . . . . . . . . . .            58.5           60.2
                                                         ==============  =============
          Logs(2)  . . . . . . . . . . . . . . . . . .             9.9            1.8
                                                         ==============  =============
          Wood chips(3)  . . . . . . . . . . . . . . .            26.0           36.5
                                                         ==============  =============
     Average sales price:
          Lumber(4):
               Redwood upper grades  . . . . . . . . .   $       1,406   $      1,213
               Redwood common grades . . . . . . . . .             468            485
               Douglas-fir upper grades  . . . . . . .           1,405          1,114
               Douglas-fir common grades . . . . . . .             460            427
          Logs(4)  . . . . . . . . . . . . . . . . . .             692            433
          Wood chips(5)  . . . . . . . . . . . . . . .              79             81

     Net sales:
          Lumber, net of discount  . . . . . . . . . .   $        41.0   $       40.8
          Logs . . . . . . . . . . . . . . . . . . . .             6.9             .8
          Wood chips . . . . . . . . . . . . . . . . .             2.0            3.0
          Cogeneration power . . . . . . . . . . . . .              .6             .7
          Other  . . . . . . . . . . . . . . . . . . .              .3             .3
                                                         --------------  -------------
                    Total net sales  . . . . . . . . .   $        50.8   $       45.6
                                                         ==============  =============
     Operating income  . . . . . . . . . . . . . . . .   $        12.1   $       13.6
                                                         ==============  =============
     Income (loss) before income taxes, extraordinary
     item and cumulative effect of changes in
     accounting principles . . . . . . . . . . . . . .   $         5.7   $       (2.0)
                                                         ==============  =============
     Net income (loss) . . . . . . . . . . . . . . . .   $         3.4   $       (9.5)
                                                         ==============  =============
     Capital expenditures  . . . . . . . . . . . . . .   $         3.9   $        1.7
                                                         ==============  =============


     --------------------

     (1)  Lumber shipments are expressed in millions of board feet.
     (2)  Log shipments are expressed in millions of board feet, net Scribner scale.
     (3)  Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
     (4)  Dollars per thousand board feet.
     (5)  Dollars per bone dry unit.


               Shipments
               Lumber shipments for the three months ended March 31, 1994 were
     58.5 million board feet, a decrease of 3% from 60.2 million board feet for the three months ended March 31, 1993. This decrease was principally due to an 18% decrease in shipments of upper grade redwood lumber, partially offset by a 5% increase in redwood common lumber shipments.
     Log shipments for the three months ended March 31, 1994 were 9.9 million feet (net Scribner scale), an increase from 1.8 million feet for the three months ended March 31, 1993.

               Old growth trees constitute the Company's principal source of upper grade redwood lumber. Due to the severe restrictions on the Company's ability to harvest virgin old growth timber on its property (see "Trends" under Item 7 of the Form 10-K), the Company's supply of upper grade lumber has decreased in some premium product categories. The Company has been able to lessen the impact of these decreases by augmenting its production facilities to increase its recovery of upper grade lumber from smaller diameter logs and increasing the production of manufactured upper grade lumber products through its end and edge glue facility (which is currently being expanded). However, unless the Company is able to sustain the harvest level of old growth trees it has experienced in recent years, the Company expects that its supply of premium upper grade lumber products will decrease from current levels and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products.

               Net sales
               Revenues from net sales of lumber and logs for the three months ended March 31, 1994 increased by approximately 15% from the three months ended March 31, 1993. This increase was principally due to increased log shipments, a 60% increase in the average realized price of log sales, a 16% increase in the average realized price of upper grade redwood lumber and a 26% increase in the average realized price of upper grade Douglas-fir lumber, partially offset by decreased shipments of lumber, as previously discussed. The decrease in other sales for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 was attributable to decreased sales of wood chips.

               Operating income
               Operating income for the three months ended March 31, 1994 decreased by approximately 10% as compared to the three months ended March 31, 1993. This decrease was principally due to lower shipments of high margin upper grade lumber and the continued higher costs of logs. The Company's cost of producing lumber products has continued to increase as a result of compliance with evolving environmental regulations, litigation associated with its timber harvesting plans and greater costs attributable to processing larger numbers of smaller diameter logs and producing manufactured products. For the three months ended March 31, 1993, cost of goods sold was reduced by $1.2 million for an additional business interruption insurance claim as a result of the April 1992 earthquake.

               Income (loss) before income taxes, extraordinary item and cumulative effect of changes in accounting principles
               Income before income taxes, extraordinary item and cumulative effect of changes in accounting principles increased for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993. This increase resulted from the receipt of a franchise tax refund of $7.2 million (as described in Note 4 to the Condensed Notes to Consolidated Financial Statements) and decreased interest expense, partially offset by the decrease in operating income. Interest expense decreased due to lower interest rates resulting from the refinancing of the Company's long-term debt in March of 1993.

     FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

               As of March 31, 1994, the Company had consolidated working capital of $65.5 million and long-term debt of $557.0 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $71.7 million and $565.2 million, respectively, at December 31, 1993. The decrease in long-term debt was due to principal payments on the Timber Notes. The decline in working capital was primarily due to such principal payments along with dividends and capital expenditures, partially offset by improved cash flows from operations. The Company anticipates that cash flows from operations, together with existing cash, marketable securities and available sources of financing, will be sufficient to fund the Company's working capital and capital expenditures requirements for the foreseeable future; however, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

               As of March 31, 1994, $19.7 million of borrowings was available under the Company's Revolving Credit Agreement, of which $4.7 million was available for letters of credit. No borrowings were outstanding as of March 31, 1994, and letters of credit outstanding amounted to $10.3 million.

               The indentures governing the Senior Notes and the Timber Notes and the Company's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of March 31, 1994, under the most restrictive of these covenants, approximately $3.4 million of dividends may be paid by the Company. On February 24, 1994, the Company paid dividends of $5.7 million which represented the entire amount permitted at December 31, 1993.

                             THE PACIFIC LUMBER COMPANY

                            PART II.  OTHER INFORMATION


     ITEM 1.   LEGAL PROCEEDINGS

               Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

     MERGER LITIGATION

               With respect to the Russ case, the Court has scheduled a status conference for June 6, 1994.

               With respect to the Boesky Multidistrict Securities Litigation, trial is set to commence beginning May 17, 1994. Additionally, plaintiffs were recently allowed to amend their complaint with additional claims, including that MAXXAM and others assisted the former Board of Directors of the Company in their alleged breaches of fiduciary duty.

               With respect to the Kayes case, oral argument before the 9th Circuit Court of Appeal was held May 10, 1994 and the Court took the matter under submission.

     ENVIRONMENTAL LITIGATION

               With respect to the Sierra Club, et al. v. State Board of Forestry (No. 82371) action, the California Supreme Court has scheduled oral argument for June 7, 1994.

               With respect to the Lost Coast League action, on April 19, 1994 the Court indicated that it would be issuing a preliminary injunction staying harvesting operations in connection with this THP pending trial which is scheduled to commence on June 27, 1994.

               Effective May 2, 1994, EPIC filed an action entitled EPIC v. California Department of Forestry, et al. (No. 94CP0317) in the Superior Court of Humboldt County, California. This lawsuit relates to six THPs for approximately 1,360 acres of primarily residual old growth redwood timber (virtually all of such acres containing timber of SPHC). On May 5, 1994, the Court held a hearing on plaintiff's application for a temporary restraining order ("TRO") and the Court took the matter under submission. On May 10, 1994, the Court denied plaintiff's application for a TRO.

     ITEM 5.   OTHER INFORMATION

                    None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               A.   EXHIBITS:

                    None.

               B.   REPORTS ON FORM 8-K:

                    None.

                                     SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE PACIFIC LUMBER COMPANY



     Date: May 13, 1994            By:        JOHN T. LA DUC
                                              John T. La Duc
                                     Vice President - Chief Financial
                                                 Officer
                                      (Principal Financial Officer)



     Date: May 13, 1994            By:        GARY L. CLARK
                                              Gary L. Clark
                                       Vice President - Finance and
                                              Administration
                                      (Principal Accounting Officer)