Form 10-Q
period 1994-06-30
PACIFIC LUMBER CO /DE/
filed 1994-08-11
CIK 796838

===========================================================================


                                 FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                            --------------------



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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
     Yes  /X/  No   / /


    Number of shares of common stock outstanding at August 1, 1994:  100


Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

===========================================================================

                         THE PACIFIC LUMBER COMPANY

                                   INDEX


                                                                       Page

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
          Consolidated Balance Sheet at June 30, 1994 and December 31,
               1993 . . . . . . . . . . . . . . . . . . . . . . . . .     3
          Consolidated Statement of Operations for the three and six
          months ended June 30, 1994 and 1993 . . . . . . . . . . . .     4
          Consolidated Statement of Cash Flows for the six months ended
               June 30, 1994 and 1993 . . . . . . . . . . . . . . . .     5
          Condensed Notes to Consolidated Financial Statements  . . .     6
     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . .     8

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . .  12
     Item 5.   Other Information  . . . . . . . . . . . . . . . . . . .  13
     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .  13
     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-1

                                                    CONSOLIDATED BALANCE SHEET



                                                                                    June 30,       December 31,
                                                                                      1994             1993
                                                                                ---------------  ---------------
                                                                                  (Unaudited)
                                                                                    (In thousands of dollars)
                                             ASSETS
                  Current assets:
                       Cash and cash equivalents  . . . . . . . . . . . . . . . $        20,242  $        38,760
                       Marketable securities  . . . . . . . . . . . . . . . . .           6,596            5,635
                       Receivables:
                            Trade . . . . . . . . . . . . . . . . . . . . . . .          11,704           14,750
                            Other . . . . . . . . . . . . . . . . . . . . . . .           3,654            3,801
                       Inventories  . . . . . . . . . . . . . . . . . . . . . .          70,951           66,241
                       Prepaid expenses and other current assets  . . . . . . .           3,225            2,939
                                                                                ---------------  ---------------
                                 Total current assets . . . . . . . . . . . . .         116,372          132,126
                  Timber and timberlands, net of depletion of $179,167 and
                       $171,007 at June 30, 1994 and December 31, 1993,
                       respectively . . . . . . . . . . . . . . . . . . . . . .         359,053          365,511
                  Property, plant and equipment, net of accumulated
                       depreciation of $52,575 and $48,703 at June 30, 1994 and
                       December 31, 1993, respectively  . . . . . . . . . . . .          97,538           96,541
                  Deferred financing costs, net . . . . . . . . . . . . . . . .          25,688           26,500
                  Deferred income taxes . . . . . . . . . . . . . . . . . . . .          54,126           52,066
                  Restricted cash . . . . . . . . . . . . . . . . . . . . . . .          33,430           33,562
                  Other assets  . . . . . . . . . . . . . . . . . . . . . . . .           6,830            6,630
                                                                                ---------------  ---------------
                                                                                $       693,037  $       712,936
                                                                                ===============  ===============

                              LIABILITIES AND STOCKHOLDER'S EQUITY

                  Current liabilities:
                       Accounts payable . . . . . . . . . . . . . . . . . . . . $         7,548  $         2,360
                       Accrued compensation and related benefits  . . . . . . .          11,478            7,782
                       Accrued interest . . . . . . . . . . . . . . . . . . . .          21,258           21,627
                       Deferred income taxes  . . . . . . . . . . . . . . . . .          14,132           14,132
                       Other accrued liabilities  . . . . . . . . . . . . . . .           3,106            1,377
                       Long-term debt, current maturities . . . . . . . . . . .          13,366           13,191
                                                                                ---------------  ---------------
                                 Total current liabilities  . . . . . . . . . .          70,888           60,469
                  Long-term debt, less current maturities . . . . . . . . . . .         591,341          598,811
                  Other noncurrent liabilities  . . . . . . . . . . . . . . . .          30,182           27,925
                                                                                ---------------  ---------------
                                 Total liabilities  . . . . . . . . . . . . . .         692,411          687,205
                                                                                ---------------  ---------------

                  Contingencies

                  Stockholder's equity:
                       Common stock, $.01 par value, 100 shares authorized and
                            issued  . . . . . . . . . . . . . . . . . . . . . .               -                -
                       Additional capital . . . . . . . . . . . . . . . . . . .         157,520          157,520
                       Accumulated deficit  . . . . . . . . . . . . . . . . . .        (156,894)        (131,789)
                                                                                ---------------  ---------------
                                 Total stockholder's equity . . . . . . . . . .             626           25,731
                                                                                ---------------  ---------------
                                                                                $       693,037  $       712,936
                                                                                ===============  ===============


                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)



                                                                       Three Months Ended            Six Months Ended
                                                                            June 30,                      June 30,
                                                                  --------------------------    ---------------------------
                                                                      1994           1993           1994           1993
                                                                  ------------   ------------   ------------  ------------
                                                                                  (In thousands of dollars)
       Net sales:
            Lumber and logs  . . . . . . . . . . . . . . . . . .  $     48,463   $    47,683    $    96,318   $     89,280
            Other  . . . . . . . . . . . . . . . . . . . . . . .         6,657         3,938          9,618          7,910
                                                                  ------------   ------------   ------------  ------------
                                                                        55,120        51,621        105,936         97,190
                                                                  ------------   ------------   ------------  ------------

       Operating expenses:
            Cost of goods sold (exclusive of depletion and
                 depreciation) . . . . . . . . . . . . . . . . .        26,735        27,362         55,447         49,696
            Selling, general and administrative  . . . . . . . .         3,695         4,445          7,670          7,994
            Depletion and depreciation . . . . . . . . . . . . .         5,163         6,505         11,144         12,631
                                                                  ------------   ------------   ------------  ------------
                                                                        35,593        38,312         74,261         70,321
                                                                  ------------   ------------   ------------  ------------

       Operating income  . . . . . . . . . . . . . . . . . . . .        19,527        13,309         31,675         26,869

       Other income (expense):
            Investment and other income  . . . . . . . . . . . .         1,884         1,069          9,343          1,419
            Interest expense . . . . . . . . . . . . . . . . . .       (13,982)      (14,476)       (27,853)       (30,410)
                                                                  ------------   ------------   ------------  ------------
       Income (loss) before income taxes, extraordinary items
            and cumulative effect of changes in accounting
            principles . . . . . . . . . . . . . . . . . . . . .         7,429           (98)        13,165         (2,122)
       Credit (provision) in lieu of income taxes  . . . . . . .        (3,049)           36         (5,404)           785
                                                                  ------------   ------------   ------------  ------------
       Income (loss) before extraordinary items and cumulative
            effect of changes in accounting principles . . . . .         4,380           (62)         7,761         (1,337)
       Extraordinary items:
            Loss on litigation settlement, net of related credit
                 in lieu of income taxes of $6,312 . . . . . . .       (14,866)            -        (14,866)             -
            Loss on early extinguishment of debt, net of related
                 credit in lieu of income taxes of $5,566  . . .             -             -              -        (10,802)
       Cumulative effect of changes in accounting principles:

            Postretirement benefits other than pensions, net of
                 related credit in lieu of income taxes of
                 $1,566  . . . . . . . . . . . . . . . . . . . .             -             -              -         (2,348)
            Accounting for income taxes  . . . . . . . . . . . .             -             -              -          4,973
                                                                  ------------   ------------   ------------  ------------
       Net loss  . . . . . . . . . . . . . . . . . . . . . . . .  $    (10,486)  $       (62)   $    (7,105)  $     (9,514)
                                                                  ============   ============   ============  ============




                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)



                                                                                    Six Months Ended
                                                                                        June 30,
                                                                         ---------------------------------------
                                                                               1994                  1993
                                                                         -----------------    ----------------
                                                                                (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $         (7,105)    $          (9,514)
               Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
          Depletion and depreciation  . . . . . . . . . . . . . . . .              11,144                12,631
          Amortization of deferred financing costs  . . . . . . . . .               1,025                 1,098
          Extraordinary loss on early extinguishment of debt, net . .                   -                10,802
          Incurrence of financing costs . . . . . . . . . . . . . . .                   -               (27,254)
          Cumulative effect of changes in accounting principles, net                    -                (2,625)
          Increase (decrease) in other liabilities  . . . . . . . . .               6,530                  (708)
          Increase in accounts payable  . . . . . . . . . . . . . . .               5,188                 9,411
          Decrease in receivables . . . . . . . . . . . . . . . . . .               3,193                12,972
          Decrease (increase) in inventories, net of depletion  . . .              (3,541)                  238
          Increase in accrued and deferred income taxes . . . . . . .                (908)                 (785)
          Decrease in accrued interest  . . . . . . . . . . . . . . .                (369)              (15,976)
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . .                (910)                 (540)
                                                                         -----------------    -----------------
               Net cash provided by (used for) operating activities .              14,247               (10,250)
                                                                         -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . .              (6,253)               (6,149)
     Net purchases of marketable securities . . . . . . . . . . . . .                (367)               (3,884)
                                                                         -----------------    -----------------
               Net cash used for investing activities . . . . . . . .              (6,620)              (10,033)
                                                                         -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .             (18,000)              (25,000)
     Redemptions, repurchase of and principal payments on long-term
          debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .              (8,145)             (549,736)
     Proceeds from issuance of long-term debt . . . . . . . . . . . .                   -               620,000
     Restricted cash deposits . . . . . . . . . . . . . . . . . . . .                   -               (35,000)
                                                                         -----------------    -----------------

               Net cash provided by (used for) financing activities .             (26,145)               10,264
                                                                         -----------------    -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .             (18,518)              (10,019)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . .              38,760                43,537
                                                                         -----------------    -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . .    $         20,242     $          33,518
                                                                         =================    =================

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Timber and timberlands acquired subject to loan from seller  . .    $            850     $               -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest . . . . . . . . . . .    $         27,197     $          45,288
     Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . .                   -                     -


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

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1994, the consolidated results of operations for the three and six months ended June 30, 1994 and 1993 and consolidated cash flows for the six months ended June 30, 1994 and 1993. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned indirect subsidiary of MAXXAM Group Inc. ("MGI") which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.   CASH AND CASH EQUIVALENTS

          At June 30, 1994 and December 31, 1993, cash and cash equivalents includes $13,363 and $20,280, respectively, which is reserved for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.   INVENTORIES

Inventories consist of the following:



                                                   June 30,       December 31,
                                                     1994             1993
                                                -------------    -------------
Lumber  . . . . . . . . . . . . . . . . . . .   $      56,159    $      50,906
Logs  . . . . . . . . . . . . . . . . . . . .          14,792           15,335
                                                -------------    -------------
                                                $      70,951    $      66,241
                                                =============    =============

4.   LONG-TERM DEBT

Long-term debt consists of the following:


                                                 June 30,     December 31,
                                                   1994           1993
                                              -------------  -------------
7.95% Timber Collateralized Notes due July
     20, 2015 . . . . . . . . . . . . . . . . $     368,857  $     376,953
10-1/2% Senior Notes due March 1, 2003  . . .       235,000        235,000
Other . . . . . . . . . . . . . . . . . . . .           850             49
                                              -------------  -------------
                                                    604,707        612,002
Less: current maturities  . . . . . . . . . .       (13,366)       (13,191)
                                              -------------  -------------
                                              $     591,341  $     598,811
                                              =============  =============



5.   INVESTMENT AND OTHER INCOME

          In February 1994, the Company received a franchise tax refund of $7,243, the substantial portion of which represents interest, from the State of California relating to tax years 1972 through 1985. This amount is included in investment and other income for the six months ended June 30, 1994.

6.   LOSS ON LITIGATION SETTLEMENT AND CONTINGENCIES

          On May 17, 1994, MAXXAM and the Company announced that an agreement in principle had been reached to settle class and related individual claims brought by former stockholders of the Company against MAXXAM, MGI, the Company, former directors of the Company and others concerning MGI's acquisition of the Company. Of the pending approximately $52,000 settlement, approximately $33,000 was paid by insurance carriers of MAXXAM and the Company, approximately $14,800 was paid by the Company and the balance was paid by other defendants and through the assignment of certain claims. The settlement is subject to certain contingencies, including a fairness hearing which will be held at a yet unspecified time. The above described cash payments are being held in the registry of the court pending satisfaction of these contingencies. In the second quarter of 1994, the Company recorded an extraordinary loss of $14,866 related to the settlement and associated costs, net of benefits for federal and state income taxes of $6,312.

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

          The Company is also involved in various claims, lawsuits and proceedings relating to a wide variety of other matters. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

RESULTS OF OPERATIONS

          The Company's business is highly seasonal in that the Company has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and six months ended June 30, 1994 and 1993. The information presented in the table is in millions of dollars except shipments and prices.





                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                   --------------------------------   -------------------------------
                                                         1994              1993             1994             1993
                                                   --------------    --------------   --------------   --------------
Shipments:
     Lumber(1):
          Redwood upper grades  . . . . . . . .              12.8              17.0             25.7             32.8
          Redwood common grades . . . . . . . .              35.5              29.7             63.2             56.0
          Douglas-fir upper grades  . . . . . .               1.9               3.0              4.4              6.3
          Douglas-fir common grades . . . . . .              16.5              12.7             31.9             27.5
                                                   --------------    --------------   --------------   --------------
               Total lumber . . . . . . . . . .              66.7              62.4            125.2            122.6
                                                   ==============    ==============   ==============   ==============
     Logs(2)  . . . . . . . . . . . . . . . . .               7.0               5.2             16.9              7.0
                                                   ==============    ==============   ==============   ==============
     Wood chips(3)  . . . . . . . . . . . . . .              61.4              32.8             87.4             69.3
                                                   ==============    ==============   ==============   ==============
Average sales price:
     Lumber(4):
          Redwood upper grades  . . . . . . . .    $        1,469    $        1,270   $        1,437   $        1,242
          Redwood common grades . . . . . . . .               471               525              470              506
          Douglas-fir upper grades  . . . . . .             1,373             1,224            1,391            1,167
          Douglas-fir common grades . . . . . .               426               439              445              433
     Logs(4)  . . . . . . . . . . . . . . . . .               586               466              649              457
     Wood chips(5)  . . . . . . . . . . . . . .                89                79               86               80

Net sales:
     Lumber, net of discount  . . . . . . . . .    $         44.3    $         45.3   $         85.3   $         86.1
     Logs . . . . . . . . . . . . . . . . . . .               4.1               2.4             11.0              3.2
     Wood chips . . . . . . . . . . . . . . . .               5.5               2.6              7.5              5.6
     Cogeneration power . . . . . . . . . . . .                .9               1.1              1.5              1.8
     Other  . . . . . . . . . . . . . . . . . .                .3                .2               .6               .5
                                                   --------------    --------------   --------------   --------------
               Total net sales  . . . . . . . .    $         55.1    $         51.6   $        105.9   $         97.2
                                                   ==============    ==============   ==============   ==============
Operating income  . . . . . . . . . . . . . . .    $         19.6    $         13.3   $         31.7   $         26.9
                                                   ==============    ==============   ==============   ==============
Income (loss) before income taxes, extraordinary
     items and cumulative effect of changes in
     accounting principles  . . . . . . . . . .    $          7.5    $          (.1)  $         13.2   $         (2.1)
                                                   ==============    ==============   ==============   ==============


Net loss  . . . . . . . . . . . . . . . . . . .    $        (10.5)   $          (.1)  $         (7.1)  $         (9.5)
                                                   ==============    ==============   ==============   ==============
Capital expenditures  . . . . . . . . . . . . .    $          2.4    $          4.4   $          6.3   $          6.1
                                                   ==============    ==============   ==============   ==============


- - --------------------

(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of board feet, net Scribner   scale.
(3)  Wood chip shipments are expressed in thousands of bone dry units of   2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.


          Shipments
          Lumber shipments for the second quarter of 1994 were 66.7 million board feet, an increase of 7% from 62.4 million board feet for the second quarter of 1993. This increase was principally due to a 19% increase in redwood common lumber shipments, partially offset by a 25% decrease in shipments of upper grade redwood lumber. Log shipments for the second quarter of 1994 were 7.0 million feet (net Scribner scale), an increase from 5.2 million feet for the second quarter of 1993.

          Lumber shipments for the six months ended June 30, 1994 were
125.2 million board feet, an increase of 2% from 122.6 million board feet for the six months ended June 30, 1993. This increase was principally due to a 13% increase in redwood common lumber shipments, partially offset by a 22% decrease in shipments of upper grade redwood lumber. Log shipments for the six months ended June 30, 1994 were 16.9 million feet (net Scribner scale), an increase from 7.0 million feet for the six months ended June 30, 1993.

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

          Net sales
          Revenues from net sales of lumber and logs for the second quarter of 1994 increased by approximately 2% from the second quarter of 1993.
This increase was principally due to increased shipments of redwood common lumber, a 16% increase in the average realized price of upper grade redwood lumber, a 26% increase in the average realized price of log sales and increased log shipments, partially offset by decreased shipments of upper grade redwood lumber and a 10% decrease in the average realized price of redwood common lumber. The increase in other sales for the second quarter of 1994 as compared to the second quarter of 1993 was attributable to increased sales of wood chips.

          Revenues from net sales of lumber and logs for the six months ended June 30, 1994 increased by approximately 8% from the six months ended June 30, 1993. This increase was principally due to a 16% increase in the average realized price of upper grade redwood lumber, increased log shipments, increased shipments of redwood common lumber and a 42% increase in the average realized price of log sales, partially offset by decreased shipments of upper grade redwood lumber and a 7% decrease in the average realized price of redwood common lumber. The increase in other sales for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993 was attributable to increased sales of wood chips.

          Operating income
          Operating income for the second quarter of 1994 increased by approximately 47% as compared to the second quarter of 1993. Operating income for the six months ended June 30, 1994 increased by approximately 18% as compared to the six months ended June 30, 1993. These increases were principally due to higher sales of logs and wood chips, improved sawmill productivity and lower purchases of lumber and logs from third parties in 1994 compared to 1993. For the six months ended June 30, 1993, cost of goods sold was reduced by $1.2 million for an additional business interruption insurance claim as a result of the April 1992 earthquake.

          The Company's cost of producing lumber products has continued to increase as a result of compliance with evolving environmental regulations, litigation associated with its timber harvesting plans and greater costs attributable to processing larger numbers of smaller diameter logs and producing manufactured products.

          Income (loss) before income taxes, extraordinary items and cumulative effect of changes in accounting principles
          Income before income taxes, extraordinary items and cumulative effect of changes in accounting principles increased for the second quarter of 1994 and the six months ended June 30, 1994 as compared to the same periods in 1993. These increases resulted from the increases in operating income, higher investment, interest and other income and decreased interest expense. Investment, interest and other income for the six months ended June 30, 1994 includes the receipt of a franchise tax refund of $7.2 million (as described in Note 5 to the Condensed Notes to Consolidated Financial Statements). Interest expense decreased due to lower interest rates resulting from the refinancing of the Company's long-term debt in March of 1993.

          Extraordinary item -- loss on litigation settlement
          The litigation settlement in the second quarter of 1994 (as described in Note 6 to the Condensed Notes to Consolidated Financial Statements) resulted in an extraordinary loss of $14.9 million, net of related income taxes of $6.3 million. The extraordinary loss consists of the Company's $14.8 million cash payment to the settlement fund, a $2.0 million accrual for additional contingent claims and $4.4 million of related legal fees. See also "Merger Litigation" under Part II, Item 1 of this Report.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          As of June 30, 1994, the Company had consolidated working capital of $45.5 million and long-term debt of $557.9 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $71.7 million and $565.2 million, respectively, at December 31, 1993. The decrease in long-term debt was primarily due to principal payments on the Timber Notes. The decline in working capital was primarily due to the cash payment for the litigation settlement, the principal payments on the Timber Notes, dividends and capital expenditures, partially offset by improved cash flows from operations. The Company anticipates that cash flows from operations, together with existing cash, marketable securities and available sources of financing, will be sufficient to fund the Company's working capital and capital expenditures requirements for the foreseeable future; however, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

          As of June 30, 1994, $19.7 million of borrowings was available under the Company's Revolving Credit Agreement, of which $4.7 million was available for letters of credit. No borrowings were outstanding as of June 30, 1994, and letters of credit outstanding amounted to $10.3 million. In May 1994, the Revolving Credit Agreement was amended to extend its maturity date to May 31, 1997 and modify the dividend restriction existing at December 31, 1993.

          The indentures governing the Senior Notes and the Timber Notes and the Company's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of June 30, 1994, under the most restrictive of these covenants, approximately $5.6 million of dividends may be paid by the Company. On February 24, 1994, the Company paid dividends of $5.7 million which represented the entire amount permitted at December 31, 1993. The Company paid an additional $12.3 million of dividends in June 1994 as a result of the amendment to the Revolving Credit Agreement, as discussed above, and the Company's operating results for the four months ended April 30, 1994.

          On July 20, 1994, SPHC repaid approximately $5.0 million of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

                        PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994 (the "Form 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K and the Form 10-Q.

MERGER LITIGATION

          With respect to the In re Ivan F. Boesky multidistrict securities litigation matter, on May 17, 1994, the Company and MAXXAM announced that an agreement in principle had been reached to settle class and related individual claims brought by former stockholders of the Company against MAXXAM, MGI, the Company, former directors of the Company and others concerning MGI's acquisition of the Company. The settlement would resolve the Fries State, Omicini, Thompson State, Russ, Fries Federal, Thompson Federal, Boesky and American Red Cross actions described in the Form 10-K . Of the pending approximately $52.0 million settlement, approximately $33.0 million was paid by insurance carriers of MAXXAM and the Company, approximately $14.8 million was paid by the Company, and the balance was paid by other defendants and through the assignment of certain claims. The settlement is subject to certain contingencies, including a fairness hearing which will be held at a yet unspecified time in the United States District Court, Southern District of New York (notice of which hearing will be furnished to claimants). The above described cash payments are being held in the registry of the court pending satisfaction of these contingencies.

          Management believes the settlement of these claims is in the best interest of the Company. See also Note 6 to the Condensed Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -
- - - Extraordinary item -- loss on litigation settlement" in Part I of this Report.

          With respect to the Russ case, the Court has scheduled a status conference for January 6, 1995, but has directed the parties to file dismissal papers with the Court in the event that the above-described Boesky settlement is approved and finalized prior to the next scheduled status conference.

ENVIRONMENTAL LITIGATION

          With respect to the Sierra Club, et al. v. State Board of Forestry, et al. (No. 82371) action, on July 21, 1994, the California Supreme Court issued its opinion affirming the decision of the Court of Appeal and directing the Superior Court to issue an order compelling the BOF to rescind its approval of the two THPs in question.

          With respect to the Marbled Murrelet, et al. v. Bruce Babbitt, et al.(No. C93-1400) action, the Court has rescheduled the trial date to August 15, 1994.

          With respect to the Lost Coast League v. The California
Department of Forestry, et al. (No. 94DR0046) action, after a trial on the merits, on July 14, 1994, the Court issued its decision setting aside the CDF's approval of the THP in question.

          With respect to the EPIC v. California Department of Forestry, et al. (No. 94CP0317) action, following the Superior Court's denial of plaintiff's application for a temporary restraining order, plaintiff sought an emergency stay of harvesting from the Court of Appeal. On May 17, 1994, the Court of Appeal denied plaintiff's request for an emergency stay of harvesting in connection with the six THPs involved in this litigation.

          On July 20, 1994, an action entitled EPIC v. California Department of Forestry, et al. (No. 94DR0198) was filed in Superior Court of Humboldt County against the CDF, SPHC and the Company. This action relates to a THP for approximately 97 acres of residual old growth timber ("THP 94-187"), all of such acres containing timber of SPHC. Plaintiff seeks to set aside the CDF's approval of THP 94-187 and to prevent harvesting in accordance with the THP.

ITEM 5.   OTHER INFORMATION

          In Part I, Item 1, "Business--Regulatory and Environmental Factors" of the Form 10-K, a bill is described which relates to approximately 54,000 acres of the Company's timberlands. A similar bill has been introduced in the U.S. Senate by Senator Barbara Boxer (D-CA). Since these bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing, or the impact of either of these bills on the financial position or results of operations of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS:

                    4.1 Second Amendment, dated as of May 26, 1994, to the Company's Revolving Credit Agreement (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of MAXXAM Inc. for the quarter ended June 30, 1994; File No. 1-3924)

          B.   REPORTS ON FORM 8-K:

                    On June 2, 1994, the Company filed a Current Report on Form 8-K, dated June 2, 1994, describing under Item 5 the settlement of litigation related to its merger with MGI (see "-- Merger Litigation" under Part II, Item 1 of this Report for a description of such settlement).

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE PACIFIC LUMBER COMPANY




Date: August 10, 1994         By:        JOHN T. LA DUC
                                         John T. La Duc
                                Vice President - Chief Financial
                                            Officer
                                 (Principal Financial Officer)



Date: August 10, 1994         By:        GARY L. CLARK
                                         Gary L. Clark
                                  Vice President - Finance and
                                         Administration
                                 (Principal Accounting Officer)