Form 10-Q
period 1994-09-30
PACIFIC LUMBER CO /DE/
filed 1994-11-14
CIK 796838

FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                   --------------------



                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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
      Yes   /X/   No    / /


          Number of shares of common stock outstanding at November 1, 1994:  100


Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                THE PACIFIC LUMBER COMPANY

                                           INDEX


                                                                                      Page

PART I. - FINANCIAL INFORMATION

      Item 1.     Financial Statements
            Consolidated Balance Sheet at September 30, 1994
                  and December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . .  3
            Consolidated Statement of Operations for the three and nine months ended September 30, 1994 and 1993  . . . . . . . . . . . . .  4
            Consolidated Statement of Cash Flows for the nine months
                  ended September 30, 1994 and 1993 . . . . . . . . . . . . . . . . .  5
            Condensed Notes to Consolidated Financial Statements  . . . . . . . . . .  6
      Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . . . . . .  9

PART II. - OTHER INFORMATION

      Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 13
      Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 14
      Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . 14
      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-1


                               CONSOLIDATED BALANCE SHEET




                                                     September 30,         December 31,
                                                         1994                  1993
                                                  ------------------    ------------------
                                                      (Unaudited)
                                                          (In thousands of dollars)
                    ASSETS

Current assets:
      Cash and cash equivalents . . . . . . .     $           10,340    $          38,760
      Marketable securities . . . . . . . . .                    289                5,635
      Receivables:
            Trade . . . . . . . . . . . . . .                 10,761               14,750
            Other . . . . . . . . . . . . . .                  3,519                3,801
      Inventories . . . . . . . . . . . . . .                 78,818               66,241
      Prepaid expenses and other
            current assets  . . . . . . . . .                  3,205                2,939
                                                  ------------------    ------------------
                  Total current
                        assets  . . . . . . .                106,932              132,126
Timber and timberlands, net of depletion of
      $184,897 and $171,007 at September 30,
      1994 and December 31, 1993,
      respectively  . . . . . . . . . . . . .                353,811              365,511
Property, plant and equipment, net of
      accumulated depreciation of
      $54,686 and $48,703 at September
      30, 1994 and December 31, 1993,
      respectively  . . . . . . . . . . . . .                 98,391               96,541
Deferred financing costs, net . . . . . . . .                 25,055               26,500
Deferred income taxes . . . . . . . . . . . .                 52,500               52,066
Restricted cash . . . . . . . . . . . . . . .                 32,710               33,562
Other assets  . . . . . . . . . . . . . . . .                  6,323                6,630
                                                  ------------------    -----------------
                                                  $          675,722    $         712,936
                                                  ==================    =================
    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Accounts payable  . . . . . . . . . . .     $            4,361    $           2,360
      Accrued compensation and
      Accrued compensation and related
          benefits  . . . . . . . . . . . . .                 12,000                7,782
      Accrued interest  . . . . . . . . . . .                  7,720               21,627
      Deferred income taxes . . . . . . . . .                 14,132               14,132
      Other accrued liabilities . . . . . . .                  3,615                1,377
      Long-term debt, current
            maturities  . . . . . . . . . . .                 16,670               13,191
                                                  ------------------    ------------------
                  Total current
                        liabilities . . . . .                 58,498               60,469
Long-term debt, less current
      maturities  . . . . . . . . . . . . . .                586,051              598,811
Other noncurrent liabilities  . . . . . . . .                 20,992               27,925
                                                  ------------------    ------------------
                  Total liabilities . . . . .                665,541              687,205
                                                  ------------------    ------------------

Contingencies

Stockholder's equity:
      Common stock, $.01 par
            value, 100 shares
            authorized and issued . . . . . .                      -                    -
      Additional capital  . . . . . . . . . .                157,520              157,520
      Accumulated deficit . . . . . . . . . .               (147,339)            (131,789)
                                                  ------------------    ------------------
                  Total stockholder's
                        equity  . . . . . . .                 10,181               25,731
                                                  ------------------    ------------------
                                                  $          675,722    $         712,936
                                                  ==================    ==================

/TABLE

                             CONSOLIDATED STATEMENT OF OPERATIONS
                                           (UNAUDITED)




                                          Three Months Ended                Nine Months Ended
                                             September 30,                    September 30,
                                     ---------------------------    ---------------------------------
                                          1994          1993              1994               1993
                                     ------------- -------------    ---------------    ---------------
                                                         (In thousands of dollars)
Net sales:
      Lumber and logs . . . . . .    $     48,632  $     51,077     $      144,950     $      140,357
      Other . . . . . . . . . . .           6,369         4,742             15,987             12,652
                                     ------------- -------------    ---------------    ---------------
                                           55,001        55,819            160,937            153,009
                                     ------------- -------------    ---------------    ---------------

Operating expenses:
      Cost of goods sold
            (exclusive of
            depletion and
            depreciation) . . . .          28,548        31,662             83,995             81,358
      Selling, general and
            administrative  . . .           3,370         6,490             11,040             14,484
      Depletion and
            depreciation  . . . .           5,991         6,240             17,135             18,871
                                     ------------- -------------    ---------------    ---------------
                                           37,909        44,392            112,170            114,713
                                     ------------- -------------    ---------------    ---------------

Operating income  . . . . . . . .          17,092        11,427             48,767             38,296

Other income (expense):
      Investment, interest
            and other income  . .           1,241         1,020             10,584              2,439
      Interest expense  . . . . .         (14,079)      (14,439)           (41,932)           (44,849)
                                     ------------- -------------    ---------------    ---------------
Income (loss) before income
      taxes, extraordinary
      items and cumulative
      effect of changes in
      accounting principles . . .           4,254        (1,992)            17,419             (4,114)
Credit (provision) in lieu
Credit (provision) in lieu
      of income taxes . . . . . .           5,301         1,416               (103)             2,201
                                     ------------- -------------    ---------------    ---------------
Income (loss) before
      extraordinary items
      and cumulative effect
      of changes in accounting
      principles  . . . . . . . .           9,555          (576)            17,316             (1,913)
Extraordinary items:
      Loss on litigation
            settlement, net
            of related credit
            in lieu of income
            taxes of $6,312 . . .               -             -            (14,866)                 -
      Loss on early
            extinguishment of
            debt, net of
            related credit in
            lieu of income
            taxes of $5,566 . . .               -             -                  -            (10,802)
Cumulative effect of
      changes in accounting
      principles:
      Postretirement benefits
            other
            than pensions,
            net of related
            credit in lieu of
            income taxes of
            $1,566  . . . . . . .               -             -                  -             (2,348)
      Accounting for income
            taxes . . . . . . . .               -             -                  -              4,973
                                     ------------- -------------    ---------------    ---------------
Net income (loss) . . . . . . . .    $      9,555  $       (576)    $        2,450     $      (10,090)
                                     ============= =============    ===============    ===============

/TABLE

                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)




                                                                          Nine Months Ended
                                                                            September 30,
                                                               ---------------------------------------
                                                                     1994                 1993
                                                               ----------------    ------------------
                                                                      (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) . . . . . . . . . . . . . . . . .      $          2,450    $          (10,090)
      Adjustments to reconcile net income (loss)
            to net cash provided by (used for)
            operating activities:
            Depletion and depreciation  . . . . . . . . .                17,135                18,871
            Amortization of deferred financing
                  costs . . . . . . . . . . . . . . . . .                 1,658                 1,835
            Net gains on marketable securities  . . . . .                  (929)                 (589)
            Extraordinary loss on early
                  extinguishment of debt, net . . . . . .                     -                10,802
            Incurrence of financing costs . . . . . . . .                     -               (27,888)
            Cumulative effect of changes in
                  accounting principles, net  . . . . . .                     -                (2,625)
            Decrease in receivables . . . . . . . . . . .                 4,271                13,742
            Increase in accounts payable  . . . . . . . .                 2,001                 3,797
            Decrease (increase) in accrued and
                  deferred income taxes . . . . . . . . .                   839                (2,201)
            Decrease in accrued interest  . . . . . . . .               (13,907)              (23,058)
            Increase in inventories, net of
                  depletion . . . . . . . . . . . . . . .                (9,461)               (6,691)
            Increase (decrease) in other
                  liabilities . . . . . . . . . . . . . .                (1,750)                  950
            Other . . . . . . . . . . . . . . . . . . . .                    89                  (746)
                                                               ----------------    ------------------
                  Net cash provided by (used for)
                        operating activities  . . . . . .                 2,396               (23,891)
                                                               ----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net sales (purchases) of marketable
            securities  . . . . . . . . . . . . . . . . .                 6,275                (4,631)
      Capital expenditures  . . . . . . . . . . . . . . .                (9,752)               (8,347)
                                                               ----------------    ------------------
                  Net cash used for investing
                        activities  . . . . . . . . . . .                (3,477)              (12,978)
                                                               ----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings under revolving credit
            agreement . . . . . . . . . . . . . . . . . .                 3,000                     -
      Restricted cash released  . . . . . . . . . . . . .                   852                 1,025
      Dividends paid  . . . . . . . . . . . . . . . . . .               (18,000)              (25,000)
      Redemptions, repurchase of and principal payments on
            long-term debt  . . . . . . . . . . . . . . .               (13,191)             (557,834)
      Proceeds from issuance of long-term debt  . . . . .                     -               620,000
      Restricted cash deposits  . . . . . . . . . . . . .                     -               (35,000)
                                                               ----------------    ------------------
                  Net cash provided by (used for)
                        financing activities  . . . . . .               (27,339)                3,191
                                                               ----------------    ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . .               (28,420)              (33,678)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . .                38,760                43,537
                                                               ----------------    ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . .      $         10,340    $            9,859
                                                               ================    ==================

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
      FINANCING ACTIVITIES:
      Timber and timberlands acquired subject to
            loan from seller  . . . . . . . . . . . . . .      $            910    $                -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid, net of capitalized interest  . . . .      $         54,181    $           66,072
      Income taxes paid . . . . . . . . . . . . . . . . .                 1,120                    14


                    CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS OF DOLLARS)


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

            The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1994, the consolidated results of operations for the three and nine months ended September 30, 1994 and 1993 and consolidated cash flows for the nine months ended September 30, 1994 and 1993. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned indirect subsidiary of MAXXAM Group Inc. ("MGI") which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.    CASH AND CASH EQUIVALENTS

            At September 30, 1994 and December 31, 1993, cash and cash equivalents includes $8,872 and $20,280, respectively, which is reserved for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.    INVENTORIES

Inventories consist of the following:






                                               September 30,       December 31,
                                                   1994                1993
                                            ------------------   ---------------
Lumber  . . . . . . . . . . . . . . . .     $          56,687    $        50,906
Logs  . . . . . . . . . . . . . . . . .                22,131             15,335
                                            ------------------   ---------------
                                            $          78,818    $        66,241
                                            ==================   ===============


4.    LONG-TERM DEBT

Long-term debt consists of the following:


                                                     September 30,       December 31,
                                                          1994               1993
                                                    ---------------    ---------------
7.95% Timber Collateralized Notes due
      July 20, 2015 . . . . . . . . . . . . .       $       363,811    $       376,953
10-1/2% Senior Notes due March 1, 2003  . . . .             235,000            235,000
Other . . . . . . . . . . . . . . . . . . . . .               3,910                 49
                                                    ---------------    ---------------
                                                            602,721            612,002
Less: current maturities  . . . . . . . . . . .             (16,670)           (13,191)
                                                    ---------------    ---------------
                                                    $       586,051    $       598,811
                                                    ===============    ===============



5.    INVESTMENT, INTEREST AND OTHER INCOME

            In February 1994, the Company received a franchise tax refund of $7,243, the substantial portion of which represents interest, from the State of California relating to tax years 1972 through 1985. This amount is included in investment, interest and other income for the nine months ended September 30, 1994.

6.    CREDIT (PROVISION) IN LIEU OF INCOME TAXES

            The credit in lieu of income taxes for the third quarter of 1994 includes a credit relating to reserves the Company no longer believes are necessary. The credit in lieu of income taxes for the third quarter of 1993 includes a credit resulting from an increase in the federal statutory income tax rate from 34% to 35%.

7.    LOSS ON LITIGATION SETTLEMENT AND CONTINGENCIES

            On May 17, 1994, MAXXAM and the Company announced that an agreement in principle had been reached to settle class and related individual claims brought by former stockholders of the Company against MAXXAM, MGI, the Company, former directors of the Company and others concerning MGI's acquisition of the Company. Of the pending approximately $52,000 settlement, approximately $33,000 was paid by insurance carriers of MAXXAM and the Company, approximately $14,800 was paid by the Company and the balance was paid by other defendants and through the assignment of certain claims. The settlement is subject to certain contingencies, including a fairness hearing which is scheduled to be held on November 17, 1994. The above described cash payments are being held in the registry of the court pending satisfaction of these contingencies. In the second quarter of 1994, the Company recorded an extraordinary loss of $14,866 related to the settlement and associated costs, net of benefits for federal and state income taxes of $6,312.

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

            The Company is also involved in various claims, lawsuits and proceedings relating to a wide variety of other matters. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

RESULTS OF OPERATIONS

            The Company's business is highly seasonal in that the Company has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and nine months ended September 30, 1994 and 1993. The information presented in the table is in millions of dollars except shipments and prices.



                                             Three Months Ended               Nine Months Ended
                                               September 30,                    September 30,
                                        ---------------------------    -------------------------------
                                             1994         1993              1994              1993
                                        ------------- ------------     --------------    -------------
Shipments:
      Lumber(1):
            Redwood upper
                  grades  . . . . .              12.5         17.0               38.2             49.8
            Redwood common
                  grades  . . . . .              38.3         26.9              101.5             82.9
            Douglas-fir upper
                  grades  . . . . .               1.7          2.3                6.1              8.6
            Douglas-fir common
                  grades  . . . . .              16.0          8.1               47.9             35.6
                                        ------------- ------------     --------------    -------------
                  Total lumber  . .              68.5         54.3              193.7            176.9
                                        ============= ============     ==============    =============
      Logs(2) . . . . . . . . . . .               4.9         17.2               21.9             24.2
                                        ============= ============     ==============    =============
      Wood chips(3) . . . . . . . .              55.3         37.4              142.7            106.7
                                        ============= ============     ==============    =============
Average sales price:
      Lumber(4):
            Redwood upper
                  grades  . . . . .     $       1,434 $      1,328     $        1,436    $       1,272
            Redwood common
                  grades  . . . . .               499          492                481              501
            Douglas-fir upper
                  grades  . . . . .             1,431        1,248              1,402            1,189
            Douglas-fir common
                  grades  . . . . .               429          457                439              439
      Logs(4) . . . . . . . . . . .               462          557                606              528
      Wood chips(5) . . . . . . . .                87           87                 86               83

Net sales:
      Lumber, net of discount . . .     $        46.4 $       41.5     $        131.7    $       127.6
      Logs  . . . . . . . . . . . .               2.3          9.6               13.3             12.8
      Wood chips  . . . . . . . . .               4.8          3.2               12.3              8.8
      Cogeneration power  . . . . .               1.2          1.1                2.7              2.9
      Other . . . . . . . . . . . .                .3           .4                 .9               .9
                                        ------------- ------------     --------------    -------------
      Total net sales . . . . . . .     $        55.0 $       55.8     $        160.9    $       153.0
                                        ============= ============     ==============    =============
Operating income  . . . . . . . . .     $        17.1 $       11.4     $         48.8    $        38.3
                                        ============= ============     ==============    =============
Income (loss) before income
      taxes, extraordinary
      items and cumulative
      effect of changes in
      accounting principles . . . .     $         4.3 $       (2.0)    $         17.4    $        (4.1)
                                        ============= ============     ==============    =============
Net income (loss) . . . . . . . . .     $         9.6 $        (.6)    $          2.5    $       (10.1)
                                        ============= ============     ==============    =============
Capital expenditures  . . . . . . .     $         3.5 $        2.2     $          9.8    $         8.3
                                        ============= ============     ==============    =============


- --------------------

(1)   Lumber shipments are expressed in millions of board feet.
(2) Log shipments are expressed in millions of board feet, net Scribner scale.
(3) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)   Dollars per thousand board feet.
(5)   Dollars per bone dry unit.

/TABLE

            Shipments
            Lumber shipments for the third quarter of 1994 were 68.5 million board feet, an increase of 26% from 54.3 million board feet for the third quarter of 1993. This increase was principally due to a 42% increase in redwood common lumber shipments and a 98% increase in shipments of common grade Douglas-fir lumber, partially offset by a 26% decrease in shipments of upper grade redwood lumber. Log shipments for the third quarter of 1994 were 4.9 million feet (net Scribner scale), a decrease from 17.2 million feet for the third quarter of 1993.

            Lumber shipments for the nine months ended September 30, 1994 were 193.7 million board feet, an increase of 9% from 176.9 million board feet for the nine months ended September 30, 1993. This increase was principally due to a 22% increase in redwood common lumber shipments and a 35% increase in shipments of common grade Douglas-fir lumber, partially offset by a 23% decrease in shipments of upper grade redwood lumber. Log shipments for the nine months ended September 30, 1994 were 21.9 million feet (net Scribner scale), a decrease from 24.2 million feet for the nine months ended September 30, 1993.

            Old growth trees constitute the Company's principal source of upper grade redwood lumber. Due to the severe restrictions on the Company's ability to harvest virgin old growth timber on its property (see "Trends" under Item 7 of the Form 10-K), the Company's supply of upper grade lumber has decreased in some premium product categories. The Company has been able to lessen the impact of these decreases by augmenting its production facilities to increase its recovery of upper grade lumber from smaller diameter logs and increasing the production of manufactured upper grade lumber products through its end and edge glue facility (which was recently expanded). However, unless the Company is able to sustain the harvest level of old growth trees it has experienced in recent years, the Company expects that its supply of premium upper grade lumber products will decrease from current levels and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products.

            Net sales
            Revenues from net sales of lumber and logs for the third quarter of 1994 decreased by approximately 5% from the third quarter of 1993. This decrease was principally due to decreased log shipments and decreased shipments of upper grade redwood lumber, partially offset by increased shipments of redwood common lumber, increased shipments of common grade Douglas-fir lumber and an 8% increase in the average realized price of upper grade redwood lumber. The increase in other sales for the third quarter of 1994 as compared to the third quarter of 1993 was attributable to increased sales of wood chips.

            Revenues from net sales of lumber and logs for the nine months ended September 30, 1994 increased by approximately 3% from the nine months ended September 30, 1993. This increase was principally due to increased shipments of redwood common lumber, a 13% increase in the average realized price of upper grade redwood lumber, increased shipments of common grade Douglas-fir lumber, a 15% increase in the average realized price of log sales and an 18% increase in the average realized price of upper grade Douglas-fir lumber, partially offset by decreased shipments of upper grade redwood lumber, decreased shipments of upper grade Douglas-fir lumber, a 4% decrease in the average realized price of redwood common lumber and decreased log shipments. The increase in other sales for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993 was attributable to increased sales of wood chips.


Operating income
            Operating income for the third quarter of 1994 increased by approximately 50% as compared to the third quarter of 1993. Operating income for the nine months ended September 30, 1994 increased by approximately 27% as compared to the nine months ended September 30, 1993. These increases were principally due to higher sales of lumber and wood chips, lower purchases of lumber and logs from third parties, improved sawmill productivity and reduced overhead costs in 1994 compared to 1993. For the nine months ended September 30, 1993, cost of goods sold was reduced by $1.2 million for an additional business interruption insurance claim as a result of the April 1992 earthquake.

            The Company's cost of producing lumber products has continued to increase as a result of compliance with evolving environmental regulations, litigation associated with its timber harvesting plans and greater costs attributable to processing larger numbers of smaller diameter logs and producing manufactured products.

            Income (loss) before income taxes, extraordinary items and cumulative effect of changes in accounting principles
            Income before income taxes, extraordinary items and cumulative effect of changes in accounting principles increased for the third quarter of 1994 and the nine months ended September 30, 1994 as compared to the same periods in 1993. These increases resulted from the increases in operating income, higher investment, interest and other income and decreased interest expense. Investment, interest and other income for the nine months ended September 30, 1994 includes the receipt of a franchise tax refund of $7.2 million (as described in Note 5 to the Condensed Notes to Consolidated Financial Statements). Interest expense decreased due to lower interest rates resulting from the refinancing of the Company's long-term debt in March of 1993.

            Extraordinary item - loss on litigation settlement
            The litigation settlement in the second quarter of 1994 (as described in Note 7 to the Condensed Notes to Consolidated Financial Statements) resulted in an extraordinary loss of $14.9 million, net of related income taxes of $6.3 million. The extraordinary loss consists of the Company's $14.8 million cash payment to the settlement fund, a $2.0 million accrual for additional contingent claims and $4.4 million of related legal fees. See also "Merger Litigation" under Part II, Item 1 of this Report.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

            As of September 30, 1994, the Company had consolidated working capital of $48.4 million and long-term debt of $553.3 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $71.7 million and $565.2 million, respectively, at December 31, 1993. The decrease in long-term debt was primarily due to principal payments on the Timber Notes. The decline in working capital was primarily due to the cash payment for the litigation settlement, the principal payments on the Timber Notes, dividends and capital expenditures, partially offset by improved cash flows from operations. The Company anticipates that cash flows from operations, together with existing cash, marketable securities and available sources of financing, will be sufficient to fund the Company's working capital and capital expenditures requirements for the foreseeable future; however, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

            As of September 30, 1994, $16.7 million of borrowings was available under the Company's Revolving Credit Agreement, of which $4.7 million was available for letters of credit. Outstanding borrowings were $3.0 million as of September 30, 1994, and letters of credit outstanding amounted to $10.3 million. In May

1994, the Revolving Credit Agreement was amended to extend its maturity date to May 31, 1997 and modify the dividend restriction existing at December 31, 1993.

            The indentures governing the Senior Notes and the Timber Notes and the Company's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of September 30, 1994, under the most restrictive of these covenants, approximately $15.7 million of dividends could be paid by the Company. On February 24, 1994, the Company paid dividends of $5.7 million which represented the entire amount permitted at December 31, 1993. The Company paid an additional $12.3 million of dividends in June 1994 as a result of the amendment to the Revolving Credit Agreement, as discussed above, and the Company's operating results for the four months ended April 30, 1994.

PAGE

                                PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1994 and June 30, 1994 (the "Forms 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K and the Forms 10-Q.

MERGER LITIGATION

            With respect to the In re Ivan F. Boesky multidistrict securities litigation matter, on September 28, 1994, the judge signed the preliminary approval of the settlement agreement, which, among other things, established October 28, 1994 as the postmark deadline for requests for exclusion from the settlement (none has been received), established
November 4, 1994 as the deadline for filing any objections to the settlement (none has been filed), established November 17, 1994 as the date for the fairness hearing and established December 23, 1994 as the postmark deadline for proofs of claim. Prior to preliminary approval of the settlement agreement, certain changes were made from the agreement in principle described in the Form 10-Q for the quarterly period ended June
30, 1994 (the "Second Quarter Form 10-Q"). The settlement agreement, as then executed, does not purport to cover certain claims brought in the Thompson State action by non-shareholders of the Company or shareholders acting in capacities other than as shareholders involving environmental or other Company non-shareholder corporate issues.

            With respect to the DOL civil action, at the September 2, 1994 status conference, at defendants' request, the judge instructed the parties to attend a settlement conference before a federal magistrate, which has been scheduled for November 14, 1994, and scheduled the next status conference for December 16, 1994.

            With respect to the Miller action, the defendants and plaintiff in the DOL civil action have invited the Miller plaintiffs to attend the settlement conference referenced above. Additionally, on October 3, 1994, the U.S. House of Representatives approved a bill amending ERISA, which had been previously passed by the U.S. Senate on October 28, 1993, intended, in part, to overturn the U.S. District Court's dismissal of the Miller action and to make available certain remedies not previously provided under ERISA. On October 22, 1994, the President signed this legislation (the Pension Annuitants' Protection Act of 1994). As a result of the passage of this legislation, the Miller plaintiffs have asked the U.S. Ninth Circuit Court of Appeal to vacate the U.S. District Court judgment dismissing their case and to remand the case to the U.S. District Court; defendants have opposed this request. It is uncertain what effect, if any, this legislation will have on the pending appeal or the final disposition of this case.

ENVIRONMENTAL LITIGATION

            With respect to the Marbled Murrelet, et al. v. Bruce Babbitt, et al. (No. C93-1400) action, a trial was held in U.S. District Court commencing August 15, 1994 and concluding September 8, 1994. The Company is awaiting a decision.

            With respect to the EPIC v. California Department of Forestry, et al. (No. 94CP0317) action, on October 4, 1994, the Court denied the TRO, dismissed the case on its merits and awarded the Company defendants their costs.

            With respect to the EPIC v. California Department of Forestry, et al. (No. 94DR0198) action, on August 10, 1994, plaintiff requested that the Court dismiss this case with prejudice and the Court subsequently did so.

ITEM 5.     OTHER INFORMATION

            In Part I, Item 1, "Business--Regulatory and Environmental Factors" of the Form 10-K and Part II, Item 5, "Other Information" of the Second Quarter Form 10-Q, a bill is described which relates to acquisition of certain of the Company's timberlands. The bill, substantially amended to protect the Company's private property rights, was passed by the U.S. House of Representatives in September 1994. However, the U.S. Senate recessed without acting upon a similar bill and agreed to limit its business, upon reconvening after the November election, to a single unrelated subject. It therefore appears unlikely that this legislation will move forward in this session of the U.S. Congress.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            A.    EXHIBITS:

                        *27         Financial Data Schedule

                        --------------------

                        * Included with this filing.

            B.    REPORTS ON FORM 8-K:

                        None.

                                        SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE PACIFIC LUMBER COMPANY




Date: November 14, 1994             By:           JOHN T. LA DUC
                                        ----------------------------------
                                                  John T. La Duc
                                         Vice President - Chief Financial
                                                     Officer
                                          (Principal Financial Officer)



Date: November 14, 1994             By:           GARY L. CLARK
                                        ----------------------------------
                                                  Gary L. Clark
                                           Vice President - Finance and
                                                  Administration
                                          (Principal Accounting Officer)