Form 10-K405
PACIFIC LUMBER CO /DE/
filed 1995-03-24
CIK 796838

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549





ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994   Commission File Number 1-9204


                         THE PACIFIC LUMBER COMPANY
           (Exact name of Registrant as Specified in its Charter)

          DELAWARE                             13-3318327
      (State or other                       (I.R.S. Employer
        jurisdiction                     Identification Number)
    of incorporation or
        organization)

        P. O. BOX 37                             95565
      125 MAIN STREET                          (Zip Code)
     SCOTIA, CALIFORNIA
   (Address of Principal
     Executive Offices)

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

    All of the Registrant's voting stock is held by an affiliate of the Registrant.

    Number of shares of Common Stock outstanding at March 15, 1995:  100

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (J)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    DOCUMENTS INCORPORATED BY REFERENCE:

                                   None.

                                   PART I

ITEM 1.   BUSINESS

     GENERAL

          The Pacific Lumber Company and its subsidiaries (collectively referred to herein as the "Company" or "Pacific Lumber," unless the context indicates otherwise) engage in all principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. The Company has been in continuous operation for over 125 years.

          The Company is an indirect wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

     TIMBERLANDS

          The Company owns and manages approximately 189,000 acres of commercial timberlands in Humboldt County in northern California. These timberlands contain approximately three-quarters redwood and one-quarter Douglas-fir timber. The Company's acreage is virtually contiguous, is located in close proximity to its sawmills and contains an extensive (1,100 mile) network of roads. These factors significantly reduce harvesting costs and facilitate the Company's forest management techniques. The extensive roads throughout the Company's timberlands facilitate log hauling, serve as fire breaks and allow the Company's foresters access to employ forest stewardship techniques which protect the trees from forest fires, erosion, insects and other damage.

          Approximately 179,000 acres of the Company's timberlands are owned by Scotia Pacific Holding Company (the "SPHC Timberlands"), a special purpose Delaware corporation and wholly owned subsidiary of Pacific Lumber ("SPHC"). Pacific Lumber has the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 non-contiguous acres of the SPHC Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the SPHC Timberlands. Substantially all of SPHC's assets, including the SPHC Timberlands and the GIS (defined below), are pledged as security for SPHC's 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). Pacific Lumber harvests and purchases from SPHC all or substantially all of the logs harvested from the SPHC Timberlands. See "-- Relationships With SPHC and Britt Lumber" for a description of this and other relationships among Pacific Lumber, SPHC and Britt Lumber Co., Inc. ("Britt"), an affiliate of the Company.

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

          The Company has engaged in extensive efforts, at relatively low cost, to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, the Company supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber grown on the Company's timberlands is regenerated almost entirely by planting seedlings. During the

1993-94 planting season (December through March), the Company planted approximately 554,000 redwood and Douglas-fir seedlings.

     HARVESTING PRACTICES

          The ability of the Company to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPs"). THPs are required to be filed with the California Department of Forestry ("CDF") prior to the harvesting of timber and are designed to comply with existing environmental laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The method of harvesting as set forth in a THP is chosen from among a number of accepted methods based upon suitability to the particular site conditions. The Company maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of the Company's properties, including timber type, tree class, wildlife data, roads, rivers and streams. By carefully monitoring and updating this data base, the Company's foresters are able to develop detailed THPs which are required to be filed with and approved by the CDF prior to the harvesting of timber. The Company also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of GIS data.

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

          See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends."

     PRODUCTION FACILITIES

          The Company owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from the Company's timberlands. Since 1986, the Company has implemented numerous technological advances which have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, the Company's annual lumber production has averaged approximately 259 million board feet, with approximately 286, 228 and 264 million board feet produced in 1994, 1993 and 1992, respectively. The Company operates a finishing plant which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include the industry's largest variety of customized trim and fascia patterns. The Company also enhances the value of some grades of common grade lumber by cutting out knot-free pieces and reassembling them into longer or wider pieces in the Company's state-of-the-art end and edge glue plant. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products.

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

          In addition, the Company owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from the Company's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to the Company's timberlands owned by the Company where several of its manufacturing facilities are located. The Company sells surplus power to Pacific Gas and Electric Company. In 1994, the sale of surplus power to Pacific Gas and Electric Company accounted for approximately 2% of the Company's total revenues.

     PRODUCTS

          Lumber
          The Company primarily produces and markets lumber. In 1994, the Company sold approximately 272 million board feet of lumber, which accounted for approximately 82% of the Company's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

          Redwood lumber is the Company's largest product category, constituting approximately 77% of the Company's total lumber revenues and 63% of the Company's total revenues in 1994. Redwood is commercially grown only along the northern coast of California and possesses certain unique characteristics which permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

          Upper grade redwood lumber, which is derived primarily from old growth trees and is characterized by an absence of knots and other defects and a very fine grain, is used primarily in more costly and distinctive
interior and exterior applications.   During 1994, upper grade redwood
lumber products accounted for approximately 17% of the Company's total lumber production volume (on a net board foot basis), 41% of its total lumber revenues and 33% of its total revenues.

          Common grade redwood lumber, the Company's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing. In 1994, common grade redwood lumber accounted for approximately 58% of the Company's total lumber production volume (on a net board foot basis), 36% of its total lumber revenues and 29% of its total revenues.

          Douglas-fir lumber is used primarily for new construction and some decorative purposes and is widely recognized for its strength, hard surface and attractive appearance. Douglas-fir is grown commercially along the west coast of North America and in Chile and New Zealand. Upper grade Douglas-fir lumber is derived primarily from old growth Douglas-fir timber and is used principally in finished carpentry applications. In 1994, upper grade Douglas-fir lumber accounted for approximately 3% of the Company's total lumber production volume (on a net board foot basis), 7% of its total lumber revenues and 5% of its total revenues. Common grade Douglas-fir lumber is used for a variety of general construction purposes and is largely interchangeable with common grades of other whitewood lumber. In 1994, common grade Douglas-fir lumber accounted for approximately 20% of the Company's total lumber production volume, 13% of its total lumber revenues and 10% of its total revenues.

          Logs
          The Company currently sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. The purchasers of these logs are largely Britt, an affiliate of the Company, and surrounding mills which do not own sufficient timberlands to support their mill operations. In 1994, log sales accounted for approximately 9%
of the Company's total revenues.   See "--Relationships With SPHC and Britt
Lumber" below. Except for the agreement with Britt described below, the Company does not have any significant contractual relationships with any third parties relating to the purchase of logs. The Company has historically not purchased significant quantities of logs from third parties; however, the Company may from time to time purchase logs from third parties for processing in its mills or for resale to third parties if, in the opinion of management, economic factors are advantageous to the Company. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations-- Operating Income" for a description of 1993 log purchases by the Company due to inclement weather conditions.

          Wood Chips
          In 1990, the Company installed a whole-log chipper to produce wood chips from hardwood trees which were previously left as waste. These chips primarily are sold to third parties for the production of facsimile and other specialty papers. In 1994, hardwood chips accounted for approximately 4% of the Company's total revenues. The Company also produces softwood chips from the wood residue and waste from its milling and finishing operations. These chips are sold to third parties for the production of wood pulp and paper products. In 1994, softwood chips accounted for approximately 4% of the Company's total revenues.

     BACKLOG AND SEASONALITY

          The Company's backlog of sales orders at December 31, 1994 and 1993 was approximately $11.9 million and $16.0 million, respectively, the substantial portion of which was delivered in the first quarter of the succeeding fiscal year. The Company has historically experienced lower first and fourth quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, the Company's results in any one quarter are not necessarily indicative of results to be expected for the full year.

     MARKETING

          The housing, construction and remodeling markets are the primary markets for the Company's lumber products. The Company's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. The Company sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi

River, with California accounting for approximately 55% of these sales in 1994. Common grades of Douglas-fir lumber are sold primarily in California. In 1994, no single customer accounted for more than 4% of the Company's total revenues. Exports of lumber accounted for approximately 4% of the Company's total lumber revenues in 1994. The Company markets its products through its own sales staff which focuses primarily on domestic sales.

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

     EMPLOYEES

          As of March 1, 1995, the Company had approximately 1,520 employees.

     RELATIONSHIPS WITH SPHC AND BRITT LUMBER

          In March 1993, Pacific Lumber consummated its offering of $235 million of 10-1/2% Senior Notes due 2003 (the "Senior Notes") and SPHC consummated its offering of $385 million of Timber Notes. Upon the closing of such offerings, Pacific Lumber, SPHC and Britt entered into a variety of agreements. Pacific Lumber and SPHC entered into a Services Agreement (the "Services Agreement") and an Additional Services Agreement (the "Additional Services Agreement"). Pursuant to the Services Agreement, Pacific Lumber provides operational, management and related services with respect to the SPHC Timberlands containing timber of SPHC ("SPHC Timber") not performed by SPHC's own employees. Such services include the furnishing of all equipment, personnel and expertise not within SPHC's possession and reasonably necessary for the operation and maintenance of the SPHC Timberlands containing SPHC Timber. In particular, Pacific Lumber is required to regenerate SPHC Timber, prevent and control loss of SPHC Timber by fires, maintain a system of roads throughout the SPHC Timberlands, take measures to control the spread of disease and insect infestation affecting SPHC Timber and comply with environmental laws and regulations, including measures with respect to waterways, habitat, hatcheries and endangered species. Pacific Lumber is also required (to the extent necessary) to assist SPHC personnel in updating the GIS and to prepare and file, on SPHC's behalf, all pleadings and motions and otherwise diligently pursue appeals of any denial of any THP and related matters. As compensation for these and the other services to be provided by the Company, SPHC pays a fee which is adjusted on January 1 of each year based on a specified government index relating to wood products. The fee was $114,000 per month in 1994 and is expected to be approximately $115,000 per month in 1995. Pursuant to the Additional

Services Agreement, SPHC provides Pacific Lumber with a variety of services, including (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning the Pacific Lumber's own timber properties, and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays SPHC a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

          Pacific Lumber and SPHC also entered into a Master Purchase Agreement (the "Master Purchase Agreement"). The Master Purchase Agreement governs all purchases of logs by Pacific Lumber from SPHC. Each purchase of logs by Pacific Lumber from SPHC is made pursuant to a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) for the SPHC Timber covered by an approved THP. Each log purchase agreement generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. The purchase price must be at least equal to the SBE Price (as defined below). The Master Purchase Agreement provides that if the purchase price equals or exceeds (i) the price for such species and category thereof set forth on the structuring schedule applicable to the Timber Notes and (ii) the SBE Price, then such price shall be deemed to be the fair market value of such logs. The Master Purchase Agreement defines the "SBE Price," for any species and category of timber, as the stumpage price for such species and category as set forth in the most recent "Harvest Value Schedule" published by the California State Board of Equalization ("SBE") applicable to the timber sold during the period covered by such Harvest Value Schedule. Such Harvest Value Schedules are published for purposes of computing yield taxes and generally are released every six months. As the Company purchases logs from SPHC pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing SPHC Timber covered by approved THPs and, thus, the purchase price thereof is based upon "stumpage prices." Title to the harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. Substantially all of SPHC's revenues are derived from the sale of logs to Pacific Lumber under the Master Purchase Agreement.

          Pacific Lumber, SPHC and Salmon Creek Corporation ("Salmon Creek," a wholly owned subsidiary of Pacific Lumber) also entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber entered into an Environmental Indemnification Agreement with SPHC pursuant to which Pacific Lumber agreed to indemnify SPHC from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the SPHC Timberlands.

          Pacific Lumber entered into an agreement with Britt (the "Britt Agreement") which governs the sale of logs by Pacific Lumber and Britt to each other, the sale of hog fuel (wood residue) by Britt to Pacific Lumber for use in Pacific Lumber's cogeneration plant, the sale of lumber by Pacific Lumber and Britt to each other, and the provision by Pacific Lumber of certain administrative services to Britt (including accounting, purchasing, data processing, safety and human resources services). The logs which Pacific Lumber sells to Britt and which are used in Britt's manufacturing operations are sold at approximately 75% of applicable SBE prices (to reflect the lower quality of these logs). Logs which either Pacific Lumber or Britt purchases from third parties and which are then sold to each other are transferred at the actual cost of such logs. Hog fuel is sold at applicable market prices, and administrative services are provided by Pacific Lumber based on Pacific Lumber's actual costs and an allocable share of Pacific Lumber's overhead expenses consistent with past practice.

     REGULATORY AND ENVIRONMENTAL FACTORS

          Regulatory and environmental issues play a significant role in the Company's forest products operations. The Company's forest products operations are subject to a variety of California, and in some cases, federal laws and regulations dealing with timber harvesting, endangered species, and air and water quality. These laws include the California Forest Practice Act (the "Forest Practice Act"), which requires that timber harvesting operations be conducted in accordance with detailed requirements set forth in the Forest Practice Act and in the regulations promulgated thereunder by the California Board of Forestry (the "BOF"). The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed fish, wildlife and plants which have been declared to be endangered or threatened. The California Environmental Quality Act ("CEQA") provides, in general, for protection of the environment of the state, including protection of air and water quality and of fish and wildlife. In addition, the California Water Quality Act requires, in part, that the Company's operations be conducted so as to reasonably protect the water quality of nearby rivers and streams. The regulations under certain of these laws are periodically modified. For instance, in March and May 1994, the BOF approved additional rules providing for among other things, inclusion of additional information in THPs (concerning, among other things, timber generation systems, the presence or absence of fish, wildlife and plant systems, potentially impacted watersheds and compliance with long term sustained yield objectives) and modification of certain timber harvesting practices (including the creation of buffer zones between harvest areas and increases in the amount of timber required to be retained in a harvest area). See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends" for a description of the sustained yield regulations. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its timber harvesting practices or future operating results. There can be no assurance, however, that future legislation, governmental regulations or judicial or administrative decisions would not adversely affect the Company.

          Various groups and individuals have filed objections with the CDF regarding the CDF's actions and rulings with respect to certain of the Company's THPs, and the Company expects that such groups and individuals will continue to file objections to certain of the Company's THPs. In addition, lawsuits are pending which seek to prevent the Company from implementing certain of its approved THPs. These challenges have severely restricted the Company's ability to harvest virgin old growth timber on its property during the past few years. To date, litigation with respect to the Company's THPs relating to young growth and residual old growth timber has been limited; however, no assurance can be given as to the extent of such litigation in the future. See Item 3. "Legal Proceedings--Timber Harvesting Litigation."

          In June 1990, the U.S. Fish and Wildlife Service (the "USFWS") designated the northern spotted owl as threatened under the ESA. The owl's range includes all of the Company's timberlands. The ESA and its implementing regulations (and related California regulations) generally prohibit harvesting operations in which individual owls might be killed, displaced or injured or which result in significant habitat modification that could impair the survival of individual owls or the species as a whole. Since 1988, biologists have conducted inventory and habitat utilization studies of northern spotted owls on the Company's timberlands. The Company has developed and the USFWS has given its full concurrence to a comprehensive wildlife management plan for the northern spotted owl (the "Owl Plan"). By incorporating the Owl Plan into each THP filed with the CDF the Company is able to expedite the approval process with respect to its THPs. Both federal and state agencies continue to review and consider possible additional regulations regarding the northern spotted owl. It is uncertain if such additional regulations will become effective or their ultimate content.

          In March 1992, the marbled murrelet was approved for listing as endangered under the CESA. The Company has incorporated, and will continue to incorporate as required, additional mitigation measures into its THPs to protect and maintain habitat for marbled murrelets on its timberlands. The California Department of Fish and Game (the "CDFG") requires the Company to conduct pre-harvest marbled murrelet surveys and to provide certain other site specific mitigations in connection with its THPs covering virgin old growth timber and unusually dense stands of residual old growth timber. Such surveys can only be conducted during April to July, the murrelets' nesting and breeding season. Accordingly, such surveys are expected to delay the review and approval process with respect to certain of the THPs filed by the Company. The results of such surveys could prevent the Company from conducting certain of its harvesting operations. In October 1992, the USFWS issued its final rule listing the marbled murrelet as a threatened species under the ESA in the tri-state area of Washington, Oregon and California. In January 1994, the USFWS proposed designation of critical habitat for the marbled murrelet under the ESA. This proposal is subject to public comment, hearings and possible future modification. Both federal and state agencies continue to review and consider possible additional regulations regarding the marbled murrelet. It is uncertain if such additional regulations will become effective or their ultimate content.

          The Company's wildlife biologist is conducting research concerning the marbled murrelet on Pacific Lumber's timberlands and is currently developing a comprehensive management plan for the marbled murrelet (the "Murrelet Plan") similar to the Owl Plan. The Company is continuing to work with the USFWS and the other government agencies on the Murrelet Plan. It is uncertain when the Murrelet Plan will be completed.

          Laws and regulations dealing with the Company's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection and the restriction, regulation and administration of timber harvesting practices. Because such bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing or the impact of any of these bills on the financial position or results of operations of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is, however, impossible to assess the effect of such matters on the future operating results or financial position of the Company.

ITEM 2.   PROPERTIES

          A description of the Company's properties is included under Item 1 above.

ITEM 3.   LEGAL PROCEEDINGS

     MERGER LITIGATION

          As a result of the below-described settlement of the In Re Ivan
F. Boesky Multidistrict Securities Litigation (the "Boesky Settlement"), all material stockholder claims against the Company and other defendants have been resolved and have been dismissed or are in the process of being dismissed.

          During the mid-to-late 1980's, Pacific Lumber was named as defendant along with several other entities and individuals, including MAXXAM and MGI, in various class, derivative and other actions brought in the Superior Court of Humboldt County by former stockholders of Pacific Lumber relating to the cash tender offer (the "Tender Offer") for the shares of Pacific Lumber by a subsidiary of MGI and the subsequent merger (the "Merger"), as a result of which Pacific Lumber became a wholly owned subsidiary of MGI (the "Humboldt County Lawsuits"). As of the date the Court approved the Boesky Settlement, the Humboldt County Lawsuits which remained open were captioned: Fries, et al. v. Carpenter, et al.
(No. 76328) ("Fries State"); Omicini, et al. v. The Pacific Lumber Company, et al. (No. 76974) ("Omicini"); Thompson, et al. v. Elam, et al. (No. 78467) ("Thompson State"); and Russ, et al. v. Milken, et al. (No. DR-85429) ("Russ"). The Humboldt County Lawsuits generally alleged, among other things, that in documents filed with the Securities and Exchange Commission (the "Commission"), the defendants made false statements concerning, among other things, the estimated value of Pacific Lumber's assets, financing for the Tender Offer and the Merger and minority stockholders' appraisal rights, and that the individual directors of Pacific Lumber breached certain fiduciary duties owed stockholders and other constituencies of Pacific Lumber. MGI and MAXXAM were alleged to have aided and abetted these violations and committed other wrongs. The Thompson State, Omicini and Fries State suits sought compensatory damages in excess of $1 billion, exemplary damages in excess of $750 million, rescission and other relief. The Russ suit did not specify the amount of damages sought.

          In 1988, two lawsuits similar to the Humboldt County Lawsuits were filed in the United States District Court, Central District of California--Fries, et al. v. Hurwitz, et al. (No. 88-3493 RMT) ("Fries Federal") and Thompson, et al. v. MAXXAM Group Inc., et al. (No. 88-06274) ("Thompson Federal"). These actions sought damages and relief similar to that sought in the Humboldt County Lawsuits. In May 1989, the Thompson Federal and Fries Federal actions were consolidated in the In re Ivan F. Boesky Multidistrict Securities Litigation in the United States District Court, Southern District of New York (MDL No. 732 M 21-45-MP) ("Boesky"). An additional action filed in November 1989, entitled American Red Cross, et al. v. Hurwitz, et al. (No. 89 Civ 7722) ("American Red Cross"), was also consolidated with the Boesky action. The American Red Cross action contained allegations and sought damages and relief similar to that contained in the Humboldt County Lawsuits.

          At a fairness hearing held on November 17, 1994, the Court approved a settlement of, and dismissed with prejudice, the pending federal actions against the settling defendants. The actions dismissed with prejudice include specifically: In Re Ivan F. Boesky Multidistrict Securities Litigation; the Fries Federal action; the Thompson Federal action; and the American Red Cross, et al. v. Hurwitz, et al. action. The court's order also provides for the dismissal of all other shareholder claims against the defendants, including dismissal of the Fries State, Omicini, and Russ actions in their entirety, and all shareholder claims in the Thompson State action. Of the approximately $52 million settlement, approximately $33 million was paid by insurance carriers of MAXXAM, MGI and the Company, approximately $14.8 million was paid by the Company and the balance was paid by the other defendants and through the assignment of certain claims. Dismissals have already been entered or are in process with respect to all of the dismissed actions.

          In September 1989, seven past and present employees of Pacific Lumber brought an action against Pacific Lumber, MAXXAM, MGI, certain current and former directors and officers of Pacific Lumber, MAXXAM and MGI, and First Executive Life Insurance Company ("First Executive") (subsequently dismissed as a defendant) in the United States District Court, Northern District of California, entitled Kayes, et al. v. Pacific Lumber Company, et al. (No. C89-3500) ("Kayes"). Plaintiffs purport to be participants in or beneficiaries of Pacific Lumber's former Retirement Plan (the "Retirement Plan") for whom a group annuity contract was purchased from Executive Life Insurance Company ("Executive Life") in 1986 after termination of the Retirement Plan. The Kayes action alleges that the Pacific Lumber, MAXXAM and MGI defendants breached their ERISA fiduciary duties to participants and beneficiaries of the Retirement Plan by purchasing the group annuity contract from First Executive and selecting First Executive to administer the annuity payments. Plaintiffs seek, among other things, a new group annuity contract on behalf of the Retirement Plan participants and beneficiaries. This case was dismissed on April 14, 1993 and was refiled as Jack Miller, et al. v. Pacific Lumber Company, et al. (No. C-89-3500-SBA) ("Miller") on April 26, 1993; the Miller case was dismissed on May 14, 1993. These dismissals have been appealed. On October 3, 1994, the U.S. House of Representatives approved a bill amending ERISA, which had previously been passed by the U.S. Senate, and is intended, in part, to overturn the U.S. District Court's dismissal of the Miller action and to make available certain remedies not previously provided under ERISA. On October 22, 1994, the President signed this legislation (the Pension Annuitants' Protection Act of 1994). As a result of the passage of this legislation, the Miller plaintiffs have asked the U.S. Ninth Circuit Court of Appeals to vacate the U. S. District Court judgment dismissing their case and to remand the case to the U.S. District Court; defendants have opposed this request. It is uncertain what effect, if any, this legislation will have on the pending appeal or the final disposition of this case. The defendants and plaintiff in the DOL civil action have invited the Miller plaintiffs to participate in the court-supervised settlement discussions concerning the Miller and DOL civil actions.

          In June 1991, the U.S. Department of Labor filed a civil action entitled Lynn Martin, Secretary of the U.S. Department of Labor v. The Pacific Lumber Company, et al. (No. 91-1812-RHS) ("DOL civil action") in the United States District Court, Northern District of California, against Pacific Lumber, MAXXAM, MGI and certain of their current and former officers and directors. The allegations in the DOL civil action are substantially similar to that in the Kayes action. The DOL civil action has been stayed pending resolution of the Kayes and Miller appeals. Formal settlement negotiations continue to be overseen by the court in this matter.

          Management is of the opinion that the outcome of the foregoing litigation should not have a material adverse effect on the Company's consolidated financial position or results of operations.

     TIMBER HARVESTING LITIGATION

          Various actions, similar to each other, have been filed against Pacific Lumber, MAXXAM, MGI, various state officials and others, alleging, among other things, violations of the Forest Practice Act, the CEQA, ESA, CESA, and/or related regulations. These actions seek to prevent Pacific Lumber from harvesting certain of its THPs.

          The EPIC v. The California Department of Forestry, et al. (No. 90CP0341) action in Superior Court of Humboldt County, filed by the Environmental Protection Information Center ("EPIC") in May 1990, relates to a THP for approximately 378 acres of virgin old growth timber.
A nearly identical action in Superior Court of Humboldt County, entitled Sierra Club v. The California Department of Forestry, et al. (No.
90CP0405), was brought by the Sierra Club in June 1990. These actions were subsequently consolidated and after a trial on the merits, the Superior Court in June 1992 issued its judgment in favor of Pacific Lumber and affirming the BOF's approval of this THP. The trial court's decision was appealed by the Company; however, the Company has decided to withdraw the THP involved in the above-referenced litigation and moot the appeal.

          The EPIC, et al. v. California State Board of Forestry, et al. (No. 91CP244) action in the Superior Court of Humboldt County, filed by the Sierra Club and EPIC in 1991, related to a THP for approximately 237 acres of virgin old growth timber ("THP 90-237"). After the Superior Court reversed the BOF's approval of this THP, certain modifications were made to the THP which was then unanimously approved by the BOF. The Superior Court later issued judgment in favor of Pacific Lumber. On appeal, the Court of Appeal in October 1993 affirmed the trial court's judgment approving THP 90-237. In April 1993, EPIC filed another action with respect to THP 90-237 entitled Marbled Murrelet, et al. v. Bruce Babbitt, Secretary, Department of Interior, et al. (No. C93-1400) in the U.S. District Court for the Northern District of California, alleging an unlawful "taking" of the marbled murrelet under the ESA. The Court dismissed the federal and state agency defendants and limited plaintiffs' claims against Pacific Lumber. In January 1994, plaintiffs appealed the dismissal of the state and federal defendants. Harvesting was stayed pending outcome of a trial which commenced in August 1994 and concluded in September 1994. On February 24, 1995, the judge ruled that THP 237 is occupied by the marbled murrelet and permanently enjoined implementation of THP 237 in order to protect the marbled murrelet.

          On March 10, 1995, the Sierra Club and EPIC filed an action entitled Sierra Club and EPIC v. The California Department of Forestry, Scotia Pacific Holding Co., et al. (No. 95 DR 0072) in Superior Court of Humboldt County. This action relates to an exemption for forest health which SPHC had previously filed covering SPHC timberlands. The plaintiffs allege, among other things, that the defendants have violated the CEQA, the CESA and the Forest Practice Act and seek, among other things, to stay all operations authorized by the exemption.

          Pacific Lumber's management believes that the matters described above are unlikely to have a material adverse effect on Pacific Lumber's financial position or results of operations. See Item 1. "Business-- egulatory and Environmental Factors" above for a description of regulatory and similar matters which could affect Pacific Lumber's timber harvesting practices and future operating results.

     OTHER LITIGATION MATTERS

          The Company is involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          The Company's common stock is indirectly held entirely by MGI, which is a wholly owned subsidiary of MAXXAM. Accordingly, the Company's common stock is not traded on any stock exchange and has no established public trading market. The Company declared and paid dividends on its common stock in the amount of $24.5 million and $25.0 million in 1994 and 1993, respectively. As of December 31, 1994, approximately $20.8 million of dividends could be paid by the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Investing and Financing Activities" and Note 4 to the Consolidated Financial Statements appearing in Item 8.

          All of the Company's issued and outstanding common stock is pledged as collateral for MGI's 11-1/4% Senior Secured Notes due 2003 and 12-1/4% Senior Secured Discount Notes due 2003 (collectively referred to herein as the "MGI Notes"). See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities" and Note 7 to the Consolidated Financial Statements appearing in Item 8.

ITEM 6.   SELECTED FINANCIAL DATA

          Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing in Item
8. The following table presents selected historical operational and financial information for the years ended December 31, 1994 and 1993.

                                                                       Years Ended
                                                                      December 31,
                                                                   1994          1993
                                                                (In millions of dollars,
                                                                    except shipments
                                                                       and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                                         52.9         68.3
          Redwood common grades                                       144.3        114.5
          Douglas-fir upper grades                                      8.6         10.7
          Douglas-fir common grades and other                          66.3         46.4
                                                               ------------  ------------
          Total lumber                                                272.1        239.9
                                                               ============  ============
     Logs (2)                                                          34.4         36.5
                                                               ============  ============
     Wood chips (3)                                                   197.7        149.1
                                                               ============  ============
Average sales price:
     Lumber: (4)
          Redwood upper grades                                 $      1,443  $     1,275
          Redwood common grades                                         481          492
          Douglas-fir upper grades                                    1,420        1,218
          Douglas-fir common grades                                     444          447
     Logs (4)                                                           567          555
     Wood chips (5)                                                      86           83

Net sales:
     Lumber, net of discount                                   $      186.0  $     173.0
     Logs                                                              19.5         20.2
     Wood chips                                                        17.1         12.4
     Cogeneration power                                                 3.5          3.8
     Other                                                              1.3          1.2
                                                               ------------  ------------
          Total net sales                                      $      227.4  $     210.6
                                                               ============  ============
Operating income                                               $       70.4  $      51.2
                                                               ============  ============
Operating cash flow (6)                                        $       95.9  $      76.6
                                                               ============  ============
Income (loss) before income taxes, extraordinary items and
  cumulative effect of changes in accounting principles        $       26.3  $      (4.0)
                                                               ============  ============
Net income (loss)                                              $       10.0  $     (10.5)
                                                               ============  ============

(1) Lumber shipments are expressed in millions of board feet.
(2) Log shipments are expressed in millions of feet, net Scribner scale.
(3) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4) Dollars per thousand board feet.
(5) Dollars per bone dry unit.
(6) Operating income before depletion and depreciation, also referred to as "EBITDA."

          Shipments
          Lumber shipments in 1994 were 272.1 million board feet, an increase of 13% from 239.9 million board feet in 1993. This increase was attributable to a 26% increase in redwood common lumber shipments and a 43% increase in shipments of common grade Douglas-fir and other lumber, partially offset by a 23% decrease in shipments of upper grade redwood lumber. Log shipments in 1994 were 34.4 million feet (net Scribner scale), a decrease of 6% from 36.5 million feet in 1993.

          Old growth trees constitute the Company's principal source of upper grade redwood lumber. Due to the severe restrictions on the Company's ability to harvest virgin old growth timber on its property (see "--Trends"), the Company's supply of upper grade lumber has decreased in some premium product categories. The Company has been able to lessen the impact of these decreases by augmenting its production facilities to increase its recovery of upper grade lumber from smaller diameter logs and increasing the production of manufactured upper grade lumber products through its end and edge glue facility (which was expanded during 1994). However, unless the Company is able to sustain the harvest level of old growth trees it has experienced in recent years, the Company expects that its supply of premium upper grade lumber products will decrease from current levels and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products.

          Net sales
          Revenues from net sales of lumber and logs for 1994 increased by approximately 6% from 1993. This increase was principally due to increased shipments of redwood common lumber, a 13% increase in the average realized price of upper grade redwood lumber and increased shipments of common grade Douglas-fir and other lumber, partially offset by decreased shipments of upper grade redwood lumber, a 2% decrease in the average realized price of redwood common lumber and decreased shipments of logs. The increase in other sales for 1994 as compared to 1993 was attributable to increased sales of wood chips reflecting higher demand from pulp mills.

          Operating income
          Operating income for 1994 increased by approximately 37% as compared to 1993. This increase was principally due to higher sales of lumber and wood chips, lower purchases of lumber and logs from third parties, improved sawmill productivity and reduced overhead costs. The Company arranged for the purchase of a significant number of logs early in 1993 in response to concerns regarding inclement weather conditions hindering logging activities on the Company's timberlands during the first five months of 1993. The cost associated with the purchase of logs from third parties significantly exceeds the Company's cost to harvest its own timber. As a result of the Company's last-in, first-out (LIFO) methodology of accounting for inventories, a substantial portion of the additional cost associated with the purchased logs was charged to cost of sales in the third quarter of 1993. Cost of goods sold for 1993 was reduced by a $1.2 million business interruption insurance claim as a result of the April 1992 earthquake.

          Cost of goods sold as a percentage of sales was approximately 51% and 55% for 1994 and 1993, respectively. The decrease for 1994 reflects the impact of purchased logs in 1993 as discussed above. Logging costs have increased primarily due to the harvest of smaller diameter logs and, to a lesser extent, compliance with environmental regulations relating to the harvesting of timber and litigation costs incurred in connection with certain THPs filed by the Company. See "--Trends." During the past few years, the Company has significantly increased its production capacity for manufactured lumber products by assembling knot-free pieces of common grade lumber into wider and longer pieces in the Company's end and edge glue plant. This manufactured lumber results in a significant increase in lumber recovery and produces a standard size upper grade product which is sold at a premium price compared to common grade products of similar dimensions. The Company has instituted a number of measures at its sawmills during the past several years designed to enhance the efficiency of its operations such as expansion of its manufactured lumber facilities and other improvements in lumber recovery, automated lumber handling and the modification of its production scheduling to increase cogeneration power revenues.

          Income (loss) before income taxes, extraordinary items and cumulative effect of changes in accounting principles
          Income before income taxes, extraordinary items and cumulative effect of changes in accounting principles increased for 1994 as compared to 1993. This increase resulted from the increase in operating income, higher investment, interest and other income and decreased interest expense. Investment, interest and other income for 1994 includes the receipt of a franchise tax refund of $7.2 million (as described in Note 1 to the Consolidated Financial Statements). Interest expense decreased due to lower interest rates resulting from the refinancing of the Company's long-term debt in March of 1993.

          Credit (provision) in lieu of income taxes
          The provision in lieu of income taxes for 1994 includes a credit relating to reserves the Company no longer believes are necessary.

          Extraordinary items
          The litigation settlement in the second quarter of 1994 (as described in Note 8 to the Consolidated Financial Statements) resulted in an extraordinary loss of $14.9 million, net of related income taxes of $6.3 million. The extraordinary loss consists of the Company's $14.8 million cash payment to the settlement fund, a $2.0 million accrual for additional contingent claims and $4.4 million of related legal fees. See also Item 3. "Legal Proceedings--Merger Litigation."

          The refinancing of the Company's outstanding public indebtedness on March 23, 1993, consisting of the 12% Series A Senior Notes due July 1, 1996, the 12.2% Series B Senior Notes due July 1, 1996 and the 12-1/2% Senior Subordinated Debentures due July 1, 1998 (collectively, the "Old Pacific Lumber Securities"), resulted in an extraordinary loss of $10.8 million, net of related income taxes of $5.6 million. The extraordinary loss consists primarily of the redemption premiums paid and the write-off of unamortized deferred financing costs on the Old Pacific Lumber Securities. See Note 4 to the Consolidated Financial Statements.

          Cumulative effect of changes in accounting principles
          As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") and Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") as more fully described in Notes 5 and 6 to the Consolidated Financial Statements. The cumulative effect of the change in accounting principle for the adoption of SFAS 109 increased results of operations by $5.0 million. The cumulative effect of the change in accounting principle for the adoption of SFAS 106 reduced results of operations by $2.3 million, net of related income taxes of $1.6 million. The new accounting method has no effect on the Company's cash outlays for postretirement benefits, nor will the cumulative effect of the change in accounting principle affect the Company's compliance with its existing debt covenants. The Company reserves the right to amend or terminate these benefits.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          As of December 31, 1994, the Company had consolidated working capital of $60.0 million and long-term debt of $553.6 million (net of current maturities and restricted cash deposited in a liquidity account for the benefit of the holders of the Timber Notes) as compared to $71.7 million and $565.2 million, respectively, at December 31, 1993. The decrease in long-term debt was primarily due to principal payments on the Timber Notes. The decline in working capital was primarily due to the cash payment for the litigation settlement, the principal payments on the Timber Notes, dividends and capital expenditures, partially offset by improved cash flows from operations. The Company anticipates that cash flows from operations, together with existing cash and available sources of financing, will be sufficient to fund the Company's working capital and capital expenditures requirements for the foreseeable future; however, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

          During the years ended December 31, 1994 and 1993, the Company's operating income before depletion and depreciation ("operating cash flow") amounted to $95.9 million and $76.6 million, respectively, which exceeded interest accrued on all of its indebtedness in those years by $39.8 million and $17.4 million, respectively.

          A significant portion of the Company's consolidated assets are owned by SPHC, and the Company expects that SPHC will provide a major portion of the Company's future operating cash flow. The holders of the Timber Notes have priority over the claims of creditors of the Company with respect to the assets and cash flow of SPHC. Under the terms of the indenture governing the terms of the Timber Notes (the "Timber Note Indenture"), SPHC will not have available cash for distribution to Pacific Lumber unless SPHC's cash flow from operations exceeds the amounts required by the Timber Note Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses. The Timber Note Indenture prohibits SPHC from incurring any additional indebtedness for borrowed money and limits the business activities of SPHC to the ownership and operation of its timber and timberlands and actions reasonably incidental thereto. The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of SPHC's timber (through the harvest and sale of logs) to required amortization of the Timber Notes.
The required amount of amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Note Indenture. The minimum amount of principal which SPHC must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined in the Timber Note Indenture) is Rated Amortization. Rated Amortization on the Timber Notes is as follows: years ending December 31, 1995 - $5.7 million; 1996 - $8.3 million; 1997 - $8.5 million; 1998 - $8.7 million; 1999 - $10.2 million; thereafter - $322.4 million. If all payments of principal are made in accordance with Rated Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2015. The amount of principal which SPHC must pay through each Timber Note payment date in order to avoid payment of prepayment or deficiency premiums is Scheduled Amortization. If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2009. Scheduled Amortization on the Timber Notes is as follows: years ending December 31, 1995 - $13.6 million; 1996 - $14.1 million; 1997 - $16.2 million; 1998 - $19.3 million; 1999 - $21.7 million;
thereafter - $278.9 million. During 1993, 1994 and on January 20, 1995, SPHC repaid approximately $8.0 million, $13.1 million and $8.2 million, respectively, of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

          The Company expects that, consistent with SPHC's purposes and its need to fund operating and capital expenses, substantially all of SPHC's available cash will be distributed to the Company periodically. Once appropriate provision is made for current debt service on the Timber Notes and expenditures for operating and capital costs, and in the absence of certain Trapping Events (as defined in the Timber Note Indenture) or outstanding judgments, the Timber Note Indenture does not limit monthly distributions of available cash from SPHC to the Company. In the event SPHC's cash flows are not sufficient to generate distributable funds to the Company, the Company's ability to pay interest on the Senior Notes and to service its other indebtedness would be materially impaired. SPHC paid $88.9 million and $58.3 million of dividends to the Company during the year ended December 31, 1994 and the period from March 23, 1993 to December 31, 1993, respectively.

          On June 23, 1993, the Company entered into a new Revolving Credit Agreement with a bank which provides for borrowings of up to $30.0 million, of which $15.0 million may be used for standby letters of credit. As of December 31, 1994, $19.7 million of borrowings was available under the Revolving Credit Agreement, of which $4.7 million was available for letters of credit. No borrowings were outstanding as of December 31, 1994, and letters of credit outstanding amounted to $10.3 million. In May 1994, the Revolving Credit Agreement was amended to extend its maturity date to May 31, 1997 and modify the dividend restriction existing at December 31, 1993. The Revolving Credit Agreement is secured by the Company's trade receivables and inventories and contains covenants substantially similar to those contained in the indenture governing the Senior Notes.

          The indentures governing the Senior Notes and the Timber Notes and the Company's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. Generally, the amount of dividends the Company may pay is limited to 50% of the Company's consolidated net income and depletion and cash dividends received from SPHC (for periods subsequent to March 1, 1993), exclusive of the net income and depletion of SPHC so long as any Timber Notes are outstanding. As of December 31, 1994, under the most restrictive of these covenants, approximately $20.8 million of dividends could be paid by the Company. The Company paid an aggregate of $24.5 million of dividends in 1994.

          On August 4, 1993, all of the Company's issued and outstanding common stock was pledged as collateral for the MGI Notes. MGI conducts its operations primarily through subsidiary companies. The Company represents the substantial portion of MGI's assets and operations. The indenture governing the MGI Notes requires the Company's board of directors to declare and pay dividends on the Company's common stock to the maximum extent permitted by any consensual restriction or encumbrance on the Company's ability to declare and pay dividends, unless the Board determines in good faith that such declaration and payment would be detrimental to the capital or other operating needs of the Company.

          The Company's capital expenditures were made to improve production efficiency and reduce operating costs. The Company's capital expenditures were $11.0 million and $10.5 million for the years ended December 31, 1994 and 1993, respectively. Capital expenditures for 1995 are expected to be $10 million and for the 1996 - 1997 period are estimated to be between $5 million and $10 million per year. Capital expenditures attributable to the reconstruction of the commercial facilities destroyed by the April 1992 earthquake were approximately $1.9 million for 1993 and $2.6 million for 1994 when construction was completed. The Company anticipates that the funds necessary to finance its capital expenditures will be obtained through cash flows generated by operations and other available sources of financing.

TRENDS

          The Company's operations are subject to a variety of California and, in some cases, federal laws and regulations dealing with timber harvesting, endangered species, water quality and air and water pollution. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its future operating results or financial position; however, these laws and regulations are periodically modified. For example, in 1994 the California Board of Forestry adopted certain regulations regarding compliance with long term sustained yield objectives. These regulations require timber companies to project the average annual growth they will have on their timberlands during the last decade of a 100-year planning period ("Projected Annual Growth"). During any rolling ten-year period, the average annual harvest over such ten-year period may not exceed Projected Annual Growth. The first ten-year period began in May 1994. The Company is required to submit, by October 1996, a plan setting forth, among other things, its Projected Annual Growth. The Company has not completed its analysis of the projected productivity of its timberlands and is therefore unable to predict the impact that these regulations will have on its future timber harvesting practices; however, the final results of this analysis could require the Company to reduce (or permit it to increase) its timber harvest in future years from the average annual harvest that it has experienced in recent years. The Company believes that it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and by increasing the productivity of its timberlands. In addition, new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection and the restriction, regulation and administration of timber harvesting practices. Since these bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing or the impact of any of these bills on the consolidated financial position or results of operations of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is, however, impossible to assess the effect of such matters on the future operating results or consolidated financial position of the Company.

          Various groups and individuals have filed objections with the CDF regarding the CDF's actions and rulings with respect to certain of the Company's THPs, and the Company expects that such groups and individuals will continue to file objections to the Company's THPs. In addition, lawsuits are pending which seek to prevent the Company from implementing certain of its approved THPs. See Item 3. "Legal Proceedings--Timber Harvesting Litigation." These challenges have severely restricted the Company's ability to harvest virgin old growth redwood timber on its property during the past few years, as well as substantial amounts of virgin Douglas-fir timber which are located in virgin old growth redwood stands. No assurance can be given as to the extent of such litigation in the future. The Company believes that environmentally focused challenges to its THPs are likely to occur in the future. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's consolidated financial position or results of operations. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the operating results or consolidated financial position of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholder of The Pacific Lumber Company:

          We have audited the accompanying consolidated balance sheets of The Pacific Lumber Company (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Pacific Lumber Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

          As explained in Notes 5 and 6 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.


                                           ARTHUR ANDERSEN LLP


San Francisco, California
January 27, 1995

                         CONSOLIDATED BALANCE SHEET



                                                              December 31,
                                                           1994          1993
                                                        (In thousands of dollars)
                      ASSETS
Current assets:
     Cash and cash equivalents                         $    24,330   $    38,760
     Marketable securities                                       -         5,635
     Receivables:
          Trade                                             23,258        14,750
          Other                                              4,035         3,801
     Inventories                                            68,168        66,241
     Prepaid expenses and other current assets               3,660         2,939
                                                       ------------  ------------
               Total current assets                        123,451       132,126
Timber and timberlands, net of depletion of
  $188,003 and $171,007 at December 31, 1994
  and 1993, respectively                                   350,871       365,511
Property, plant and equipment, net                          96,960        96,541
Deferred financing costs, net                               24,516        26,500
Deferred income taxes                                       50,142        52,066
Restricted cash                                             32,402        33,562
Other assets                                                 5,925         6,630
                                                       ------------  ------------
                                                       $   684,267   $   712,936
                                                       ============  ============

       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable                                  $     3,309   $     2,360
     Accrued compensation and related benefits              10,285         7,782
     Accrued interest                                       21,109        21,627
     Deferred income taxes                                  12,986        14,132
     Other accrued liabilities                               2,105         1,377
     Long-term debt, current maturities                     13,670        13,191
                                                       ------------  ------------
               Total current liabilities                    63,464        60,469
Long-term debt, less current maturities                    586,007       598,811
Other noncurrent liabilities                                23,517        27,925
                                                       ------------  ------------
               Total liabilities                           672,988       687,205
                                                       ------------  ------------
Contingencies

Stockholder's equity:
     Common stock, $.01 par value, 100 shares
       authorized and issued                                     -             -
     Additional capital                                    157,520       157,520
     Accumulated deficit                                  (146,241)     (131,789)
                                                       ------------  ------------
               Total stockholder's equity                   11,279        25,731
                                                       ------------  ------------
                                                       $   684,267   $   712,936
                                                       ============  ============


The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED STATEMENT OF OPERATIONS



                                                                      Years Ended December 31,
                                                                    1994        1993        1992
                                                                      (In thousands of dollars)
Net sales:
     Lumber and logs                                             $ 205,504   $ 193,227   $ 182,545
     Other                                                          21,875      17,407      21,746
                                                                 ----------  ----------  ----------
                                                                   227,379     210,634     204,291

                                                                 ----------  ----------  ----------

Operating expenses:
     Cost of goods sold (exclusive of depletion and
       depreciation)                                               116,316     115,175      98,454
     Selling, general and administrative                            15,190      18,869      15,695
     Depletion and depreciation                                     25,485      25,374      30,038
                                                                 ----------  ----------  ----------
                                                                   156,991     159,418     144,187
                                                                 ----------  ----------  ----------
Operating income                                                    70,388      51,216      60,104

Other income (expense):
     Investment, interest and other income                          12,022       3,884       3,404
     Interest expense                                              (56,067)    (59,145)    (65,632)
                                                                 ----------  ----------  ----------
Income (loss) before income taxes, extraordinary items and
  cumulative effect of changes in accounting principles             26,343      (4,045)     (2,124)
Credit (provision) in lieu of income taxes                          (1,429)      1,683           -
                                                                 ----------  ----------  ----------
Income (loss) before extraordinary items and cumulative
  effect of changes in accounting principles                        24,914      (2,362)     (2,124)
Extraordinary items:
      Loss on litigation settlement, net of related credit in
       lieu of income taxes of $6,312                              (14,866)          -           -
      Loss on early extinguishment of debt, net of related
       credit in lieu of income taxes of $5,566                          -     (10,802)          -
Cumulative effect of changes in accounting principles:
     Postretirement benefits other than pensions, net of
       related credit in lieu of income taxes of $1,566                  -      (2,348)          -
     Accounting for income taxes                                         -       4,973           -
                                                                 ----------  ----------  ----------
Net income (loss)                                                $  10,048   $ (10,539)  $  (2,124)
                                                                 ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.


                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                            Years Ended December 31,
                                                          1994        1993        1992
                                                            (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                 $  10,048   $ (10,539)  $  (2,124)

Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Depletion and depreciation                      25,485      25,374      30,038
          Net sales (purchases) of marketable
           securities                                      6,619       6,025      (5,419)
          Amortization of deferred financing
           costs                                           2,197       2,580       1,212
          Net gains on marketable securities                (984)     (1,310)       (840)
          Net loss (gain) on asset dispositions             (830)        134        (153)
          Incurrence of financing costs                     (213)    (28,235)       (505)
          Extraordinary loss on early
            extinguishment of debt, net                        -      10,802           -
          Cumulative effect of changes in
            accounting principles, net                         -      (2,625)          -
          Decrease (increase) in accrued and
            deferred income taxes                          1,627      (1,697)          -
          Increase (decrease) in accounts payable            949          53      (3,588)
          Decrease (increase) in receivables              (8,742)      9,991     (15,019)
          Increase (decrease) in other
            liabilities                                   (2,027)       (394)      1,408
          Decrease (increase) in inventories, net
            of depletion                                  (1,608)        987       9,968
          Decrease (increase) in prepaid expenses
            and other current assets                        (721)        237         647
          Decrease in accrued interest                      (518)     (9,398)          -
          Other                                              706         (74)       (524)
                                                       ----------  ----------  ----------
               Net cash provided by operating
                 activities                               31,988       1,911      15,101
                                                       ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of assets                      1,119         229         573
     Capital expenditures                                (10,962)    (10,472)     (8,257)
                                                       ----------  ----------  ----------
     Net cash used for investing
       activities                                         (9,843)    (10,243)     (7,684)
                                                       ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash released                              1,160       1,438           -
     Dividends paid                                      (24,500)    (25,000)          -
     Redemptions, repurchase of and principal
       payments on long-term debt                        (13,235)   (557,883)     (4,654)
     Proceeds from issuance of long-term debt                  -     620,000           -
     Restricted cash deposits                                  -     (35,000)          -
                                                       ----------  ----------  ----------
               Net cash provided by (used for)
                 financing activities                    (36,575)      3,555      (4,654)
                                                       ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                           (14,430)     (4,777)      2,763
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            38,760      43,537      40,774
                                                       ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $  24,330   $  38,760   $  43,537
                                                       ==========  ==========  ==========
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
     Timber and timberlands acquired subject to
       loans from seller                               $     910

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest        $  54,388   $  65,963   $  64,420
     Income taxes paid                                     1,170          14         927

The accompanying notes are an integral part of these financial statements.


               CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY


                                         Common
                                          Stock     Additional   Accumulated
                                       ($.01 Par)     Capital      Deficit       Total
                                                   (In thousands of dollars)
Balance, January 1, 1992              $          -  $  157,520  $   (94,126)  $  63,394

     Net loss                                    -           -       (2,124)     (2,124)
                                      ------------  ----------  ------------  ----------
Balance, December 31, 1992                       -     157,520      (96,250)     61,270

     Net loss                                    -           -      (10,539)    (10,539)

     Dividends                                   -           -      (25,000)    (25,000)
                                      ------------  ----------  ------------  ----------
Balance, December 31, 1993                       -     157,520     (131,789)     25,731

     Net income                                  -           -       10,048      10,048

     Dividends                                   -           -      (24,500)    (24,500)
                                      ------------  ----------  ------------  ----------
Balance, December 31, 1994            $          -  $  157,520  $  (146,241)  $  11,279
                                      ============  ==========  ============  ==========

The accompanying notes are an integral part of these financial statements.

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

          Marketable Securities
          On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). In accordance with the provisions of SFAS 115, marketable securities are carried at fair value beginning on December 31, 1993. Prior to that date, marketable securities portfolios were carried at the lower of cost or market at the balance sheet date. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income for each of the three years ended December 31, 1994 were: 1994 - a decrease in net unrealized holding gains of $264 and net realized gains of $1,248; 1993 - net realized gains of $1,046 and net unrealized gains of $264; and 1992 - net realized gains of $717 and the recovery of $123 of net unrealized losses. Net unrealized losses represent the amount required to reduce the short-term marketable securities portfolios from cost to market value prior to December 31, 1993. Subsequent to the adoption of SFAS 115, purchases and sales of marketable securities are presented as cash flows from operating activities in the Consolidated Statement of Cash Flows.

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

          Restricted Cash and Concentrations of Credit Risk
          Restricted cash represents the amount initially deposited into an account (the "Liquidity Account") held by the trustee under the indenture governing the 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes") as described in Note 4. The Liquidity Account is not available, except under certain limited circumstances, for working capital purposes; however, it is available to pay the Rated Amortization (as defined in Note
4) and interest on the Timber Notes if and to the extent that cash flows are insufficient to make such payments. The required Liquidity Account balance will generally decline as principal payments are made on the Timber Notes. Investment, interest and other income for the years ended December 31, 1994 and 1993 includes approximately $2,490 and $2,101, respectively, attributable to an investment rate agreement (at 7.95% per annum) with the financial institution which holds the Liquidity Account.

          At December 31, 1994 and 1993, cash and cash equivalents includes $19,439 and $20,280, respectively, (the "Payment Account") which is reserved for debt service payments on the Timber Notes (see Note 4). The Payment Account and the Liquidity Account are each held by a different financial institution. In the event of nonperformance by such financial institutions, the Company's exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon. The Company mitigates its concentrations of credit risk with respect to these restricted cash deposits by maintaining them at high credit quality financial institutions and monitoring the credit ratings of these institutions.

          Investment, Interest and Other Income
          In February 1994, the Company received a franchise tax refund of $7,243, the substantial portion of which represents interest, from the State of California relating to tax years 1972 through 1985. This amount is included in investment, interest and other income for the year ended December 31, 1994.

          Items Related to 1992 Earthquake
          In 1993 and 1992, the Company recorded reductions in cost of sales of $1,200 and $3,300, respectively, from business interruption insurance claims for reimbursement of higher operating costs and the related loss of revenues resulting from the April 1992 earthquake. In 1992, the Company recorded a $1,600 gain in investment, interest and other income on a casualty insurance claim for the loss of certain commercial property due to the earthquake. Other receivables at December 31, 1994 and 1993 included $1,684 and $1,235, respectively, related to these and other earthquake related insurance claims.

          Fair Value of Financial Instruments
          The carrying amounts of cash and cash equivalents and restricted cash approximate fair value. The fair value of marketable securities is determined based on quoted market prices. The estimated fair value of long-term debt is determined based on the quoted market prices for the Timber Notes and the 10-1/2% Senior Notes due 2003 (the "Senior Notes"), and on the current rates offered for borrowings similar to the other debt. The Timber Notes and the Senior Notes are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market.

          The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:


                                                          December 31, 1994      December 31, 1993
                                                        Carrying      Fair      Carrying     Fair
                                                         Amount       Value      Amount      Value
Cash and cash equivalents                              $  24,330   $  24,330   $  38,760  $  38,760
Marketable securities (held for trading purposes)              -           -       5,635      5,635
Restricted cash                                           32,402      32,402      33,562     33,562
Long-term debt                                          (599,677)   (558,801)   (612,002)  (637,700)

          Reclassifications
          Certain reclassifications have been made to prior years' financial statements to be consistent with the presentation in the current year.

2.   INVENTORIES

Inventories consist of the following:

                                                         December 31,
                                                       1994        1993
Lumber                                              $   53,393  $   50,906
Logs                                                    14,775      15,335
                                                    ----------  ----------
                                                    $   68,168  $   66,241
                                                    ==========  ==========


          During 1993 and 1992, inventory quantities were reduced. These reductions resulted in the liquidation of LIFO inventory quantities carried at prevailing costs from prior years which were higher than the current cost of inventory in 1993 and lower than current costs in 1992. The effects of these inventory liquidations increased cost of goods sold by approximately $222 for the year ended December 31, 1993 and decreased cost of goods sold by approximately $372 for the year ended December 31, 1992.

3.   PROPERTY, PLANT AND EQUIPMENT

The major classes of property, plant and equipment are as follows:

                                                          Estimated          December 31,
                                                         Useful Lives      1994       1993
Machinery and equipment                                   5 - 15 years  $ 119,280  $ 116,455
Buildings                                                     33 years     27,666     21,932
Logging roads                                                 15 years      7,102      6,857
                                                                        ---------- ----------
                                                                          154,048    145,244
Less: accumulated depreciation                                            (57,088)   (48,703)
                                                                        ---------- ----------
                                                                        $  96,960  $  96,541
                                                                        ========== ==========

          Depreciation expense for the years ended December 31, 1994, 1993 and 1992 was $8,808, $8,233 and $8,189, respectively.

4.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 December 31,
                                                               1994        1993
7.95% Timber Collateralized Notes due July 20, 2015         $ 363,811   $ 376,953
10-1/2% Senior Notes due March 1, 2003                        235,000     235,000
Other                                                             866          49
                                                            ----------  ----------
                                                              599,677     612,002
Less: current maturities                                      (13,670)    (13,191)
                                                            ----------  ----------
                                                            $ 586,007   $ 598,811
                                                            ==========  ==========

/TABLE

          On March 23, 1993, the Company issued $235,000 of the Senior Notes and its newly-formed wholly owned subsidiary, Scotia Pacific Holding Company ("SPHC"), issued $385,000 of the Timber Notes. The Company and SPHC used the net proceeds from the sale of the Senior Notes and the Timber Notes, together with the Company's cash and marketable securities, to (i) retire (a) $163,784 aggregate principal amount of the Company's 12% Series A Senior Notes due July 1, 1996 (the "Series A Notes"), (b) $299,725 aggregate principal amount of the Company's 12.2% Series B Senior Notes due July 1, 1996 (the "Series B Notes") and (c) $41,750 aggregate principal amount of the Company's 12-1/2% Senior Subordinated Debentures due July 1, 1998 (the "Debentures;" the Series A Notes, the Series B Notes and the Debentures are referred to collectively as the "Old Pacific Lumber Securities"); (ii) pay accrued interest on the Old Pacific Lumber Securities through the date of redemption thereof; (iii) pay the applicable redemption premiums on the Old Pacific Lumber Securities; (iv) repay the Company's $28,867 cogeneration facility loan; (v) fund the initial deposit of $35,000 to the Liquidity Account; and (vi) pay a $25,000 dividend to a subsidiary of MGI. These transactions resulted in a pre-tax extraordinary loss of $16,368, consisting primarily of the payment of premiums and the write-off of unamortized deferred financing costs on the Old Pacific Lumber Securities.

          The indenture governing the Timber Notes (the "Timber Note Indenture") prohibits SPHC from incurring any additional indebtedness for borrowed money and limits the business activities of SPHC to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of SPHC and are not obligations of, or guaranteed by, the Company or any other person. The Timber Notes are secured by a lien on
(i) SPHC's timber and timberlands (representing $192,445 of the Company's consolidated balance at December 31, 1994), (ii) substantially all of SPHC's property and equipment, (iii) SPHC's contract rights and certain other assets and (iv) the funds deposited in the Payment Account and the Liquidity Account.

          The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of SPHC's timber (through the harvest and sale of logs) to required amortization of the Timber Notes. The required amount of amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Note Indenture. The minimum amount of principal which SPHC must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined in the Timber Note Indenture) is referred to as rated amortization ("Rated Amortization"). If all payments of principal are made in accordance with Rated Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2015. The amount of principal which SPHC must pay through each Timber Note payment date in order to avoid payment of prepayment or deficiency premiums is referred to as scheduled amortization ("Scheduled Amortization"). If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2009. Scheduled

Amortization on the Timber Notes is as follows: years ending December 31, 1995 - $13,578; 1996 - $14,103; 1997 - $16,165; 1998 - $19,335; 1999 -
$21,651; thereafter - $278,979.

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

          The Company has a revolving credit agreement with a bank (the "Revolving Credit Agreement") which expires on May 31, 1997. Borrowings under the Revolving Credit Agreement are secured by the Company's trade receivables and inventories, with interest computed at the bank's reference rate plus 1-1/4% or the bank's offshore rate plus 2-1/4%. The Revolving Credit Agreement provides for borrowings of up to $30,000, of which $15,000 may be used for standby letters of credit. As of December 31, 1994, $19,742 of borrowings was available under the Revolving Credit Agreement, of which $4,742 was available for letters of credit. No borrowings were outstanding as of December 31, 1994, and letters of credit outstanding amounted to $10,258.

          The indentures governing the Senior Notes and the Timber Notes and the Company's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of December 31, 1994, under the most restrictive of these covenants, approximately $20,800 of dividends could be paid by the Company.

          Scheduled maturities of long-term debt outstanding at December 31, 1994 are as follows: years ending December 31, 1995 - $13,670; 1996 - $14,195; 1997 - $16,258; 1998 - $19,429; 1999 - $21,745; thereafter -
$514,380.

5.   CREDIT (PROVISION) IN LIEU OF INCOME TAXES

          The Company and its subsidiaries are members of MAXXAM's consolidated return group for federal income tax purposes. The Company's tax allocation agreement with MAXXAM, as amended on March 23, 1993 (the "Amended Tax Allocation Agreement"), provides that The Pacific Lumber Company, excluding its wholly owned subsidiaries ("Pacific Lumber"), is liable to MAXXAM for the federal consolidated income tax liability of Pacific Lumber, SPHC and certain other subsidiaries of Pacific Lumber (but excluding Salmon Creek Corporation) (collectively, the "PL Subgroup") computed as if the PL Subgroup was a separate affiliated group of corporations which was never affiliated with MAXXAM. The Amended Tax Allocation Agreement further provides that Salmon Creek Corporation is liable to MAXXAM for its federal income tax liability computed as if Salmon Creek Corporation was a separate corporation which was never affiliated with MAXXAM. Under the tax allocation agreement with MAXXAM, prior to the effective date of its amendment on March 23, 1993, Pacific Lumber recorded tax liabilities or benefits computed as if it filed separate tax returns.

          The credit (provision) in lieu of income taxes on income (loss) before income taxes, extraordinary items and cumulative effect of changes in accounting principles for the two years ended December 31, 1994 consists of the following:


                                                             Years Ended December 31,
                                                                1994         1993
Current:
     Federal credit (provision) in lieu of income
       taxes                                                $        -   $         -
     State and local                                               (50)            -
                                                            -----------  ------------
                                                                   (50)            -
                                                            -----------  ------------
Deferred:
     Federal credit (provision) in lieu of income
       taxes                                                    (1,748)        1,913
     State and local                                               369          (230)
                                                            -----------  ------------
                                                                (1,379)        1,683
                                                            -----------  ------------
                                                            $   (1,429)  $     1,683
                                                            ===========  ============


          Pursuant to the principles of Accounting Principles Board Opinion No. 11, Accounting for Income Taxes ("APB 11"), the Company did not record a credit in lieu of income taxes for 1992 due to the uncertainty of realizing the benefit of the 1992 net operating loss in future periods.

          The 1994 deferred federal provision in lieu of income taxes of $1,748 includes a credit relating to reserves the Company no longer believes are necessary. The 1993 deferred federal credit in lieu of income taxes of $1,913 includes an $850 benefit for increasing net deferred income tax assets (liabilities) as of the date of enactment (August 10, 1993) of the Omnibus Budget Reconciliation Act of 1993 which retroactively increased the federal statutory income tax rate from 34% to 35% for periods beginning on or after January 1, 1993.

          A reconciliation between the credit (provision) in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes, extraordinary items and cumulative effect of changes in accounting principles is as follows:



                                                                 Years Ended December 31,
                                                               1994        1993        1992


Income (loss) before income taxes, extraordinary items
  and cumulative effect of changes in accounting
  principles                                                $  26,343   $  (4,045)  $  (2,124)
                                                            ==========  ==========  ==========
Amount of federal income tax based upon the statutory
     rate                                                   $  (9,220)  $   1,416   $     722
Revision of prior years' tax estimates and other changes
  in valuation allowances                                       7,148        (566)          -
State and local taxes, net of federal tax benefit                 207        (150)          -
Increase in net deferred income tax assets due to tax
  rate change                                                       -         850           -
Losses and expenses for which no federal tax benefit was
  recognized                                                        -           -        (722)
Other                                                             436         133           -
                                                            ----------  ----------  ----------
                                                            $  (1,429)  $   1,683   $       -
                                                            ==========  ==========  ==========

          As shown in the Consolidated Statement of Operations for the year ended December 31, 1994, the Company recorded an extraordinary loss related to the settlement of litigation in connection with MGI's acquisition of the Company (see Note 8). The Company reported the loss net of related deferred income taxes of $6,312 which is less than the federal and state statutory income tax rates due to expenses for which no tax benefit was recognized.

          As shown in the Consolidated Statement of Operations for the year ended December 31, 1993, the Company reported an extraordinary loss related to the early extinguishment of debt. The Company reported the loss net of related deferred income taxes of $5,566 which approximated the federal statutory income tax rate in effect on the date the transaction occurred.

          Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The adoption of SFAS 109 changed the Company's method of accounting for income taxes to an asset and liability approach from the deferral method prescribed by APB 11. The asset and liability approach requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The cumulative effect of the change in accounting principle, as of January 1, 1993, increased the Company's results of operations by $4,973. The implementation of SFAS 109 required the Company to restate certain assets and liabilities to their pre-tax amounts from their net-of-tax amounts originally recorded in connection with the acquisition of the Company in 1986. As a result of restating these assets and liabilities, the loss before income taxes, extraordinary item and cumulative effect of changes in accounting principles for the year ended December 31, 1993 was decreased by $875.

          The components of the Company's net deferred income tax assets (liabilities) are as follows:

                                                                      December 31,
                                                                    1994        1993
Deferred income tax assets:
     Timber and timberlands                                      $  37,209   $  36,443
     Loss and credit carryforwards                                  29,301      35,013
     Other liabilities                                               4,840       4,627
     Postretirement benefits other than pensions                     2,145       1,734
     Other                                                             892       3,019
     Valuation allowances                                           (2,664)     (5,613)
                                                                 ----------  ----------
          Total deferred income tax assets, net                     71,723      75,223
                                                                 ----------  ----------
Deferred income tax liabilities:
     Inventories                                                   (16,339)    (17,172)
     Property, plant and equipment                                 (14,848)    (19,101)
     Other                                                          (3,380)     (1,016)
                                                                 ----------  ----------
          Total deferred income tax liabilities                    (34,567)    (37,289)
                                                                 ----------  ----------

Net deferred income tax assets                                   $  37,156   $  37,934
                                                                 ==========  ==========


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

          Included in the net deferred income tax assets listed above are $33,540 and $36,056 at December 31, 1994 and 1993, respectively, which are recorded pursuant to the tax allocation agreements with MAXXAM.

          The following table presents the Company's estimated tax attributes, for federal income tax purposes, under the terms of the Amended Tax Allocation Agreement at December 31, 1994.

                                                                                Expiring
                                                                                Through
Regular Tax Attribute Carryforwards:
     Prior year net operating losses                             $    72,012      2008
     Net capital losses                                                3,997      1997

Alternative Minimum Tax Attribute Carryforwards:
     Current year net operating loss                             $     3,853      2009
     Prior year net operating losses                                  30,679      2008


6.   EMPLOYEE BENEFIT PLANS

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

A summary of the components of net periodic pension cost is as follows:

                                                                      Years Ended December 31,
                                                                    1994        1993        1992
Service cost - benefits earned during the year                   $   1,643   $   1,600   $   1,546
Interest cost on projected benefit obligation                        1,263         918         749
Actual loss (gain) on plan assets                                       10      (2,128)     (1,013)
Net amortization and deferral                                         (859)      1,359         352
                                                                 ----------  ----------  ----------
Net periodic pension cost                                        $   2,057   $   1,749   $   1,634
                                                                 ==========  ==========  ==========

          The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet:

                                                                      December 31,
                                                                    1994        1993
Actuarial present value of accumulated plan benefits:
     Vested benefit obligation                                   $  11,809   $  11,047
     Non-vested benefit obligation                                     779       1,183
                                                                 ----------  ----------
          Total accumulated benefit obligation                   $  12,588   $  12,230
                                                                 ==========  ==========

Projected benefit obligation                                     $  15,047   $  15,303
Plan assets at fair value, primarily equity and debt
  securities                                                       (13,184)    (12,216)
                                                                 ----------  ----------
Projected benefit obligation in excess of plan assets                1,863       3,087
Unrecognized net transition asset                                       29          35
Unrecognized net gain (loss)                                         1,475        (582)
Unrecognized prior service cost                                        (50)        (89)
                                                                 ----------  ----------
          Accrued pension liability                              $   3,317   $   2,451
                                                                 ==========  ==========
/TABLE

The assumptions used in accounting for the defined benefit plan were as follows:

                                                                    1994        1993        1992
Rate of increase in compensation levels                             5.0%        5.0%        5.0%
Discount rate                                                       8.5%        7.5%        8.0%
Expected long-term rate of return on assets                         8.0%        8.0%        9.0%


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

          The Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") as of January 1, 1993. The costs of postretirement benefits other than pensions are now accrued over the period the employees provide services to the date of their full eligibility for such benefits. Previously, such costs were expensed as actual claims were incurred. The cumulative effect of the change in accounting principle for the adoption of SFAS 106 was recorded as a charge to results of operations of $2,348, net of related income taxes of $1,566. The deferred income tax benefit related to the adoption of SFAS 106 was recorded at the federal and state statutory rates in effect on the date SFAS 106 was adopted.

          A summary of the components of net periodic postretirement benefit cost is as follows:

                                                                  Years Ended December 31,
                                                                     1994          1993
Service cost - benefits earned during the year                   $       216   $        153
Interest cost on accumulated postretirement benefit
  obligation                                                             294            315
Net amortization and deferral                                             (7)             -
                                                                 ------------  ------------
Net periodic postretirement benefit cost                         $       503   $        468
                                                                 ============  ============


     The adoption of SFAS 106 increased the Company's loss before extraordinary item and cumulative effect of changes in accounting principles by $212 ($360 before tax) for the year ended December 31, 1993.

          The postretirement benefit liability recognized in the Company's Consolidated Balance Sheet is as follows:


                                                                      December 31,
                                                                    1994        1993
Retirees                                                         $      860  $      963
Actives eligible for benefits                                           656         696
Actives not eligible for benefits                                     2,355       2,549
                                                                 ----------  ----------
     Accumulated postretirement benefit obligation                    3,871       4,208
Unrecognized net gain                                                   972          71
                                                                 ----------  ----------
     Postretirement benefit liability                            $    4,843  $    4,279
                                                                 ==========  ==========

          The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 13.0% for 1995 and is assumed to decrease gradually to 5.5% for 2008 and remain at that level thereafter. Each one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $512 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $85.

          The discount rates used in determining the accumulated postretirement benefit obligation were 8.5% and 7.5% at December 31, 1994 and 1993, respectively.

          Subsequent to December 31, 1993, the Company's employees were eligible to participate in a defined contribution savings plan sponsored by MAXXAM. This plan is designed to enhance the existing retirement programs of participating employees. Employees may elect to contribute up to 16% of their compensation to the plan. For those participants who have elected to make voluntary contributions to the plan, the Company's contributions consist of a matching contribution of up to 4% of the compensation of participants for each calendar quarter. The cost to the Company of this plan was $1,215 for the year ended December 31, 1994.

          The Company is self-insured for workers' compensation benefits. Included in accrued compensation and related benefits and other noncurrent liabilities are accruals for workers' compensation claims amounting to $9,233 and $7,008 at December 31, 1994 and 1993, respectively. Workers' compensation expenses amounted to $3,698, $3,317 and $2,944 for the years ended December 31, 1994, 1993 and 1992, respectively.

7.   RELATED PARTY TRANSACTIONS

          MAXXAM provides the Company with personnel, insurance, legal, accounting, financial, and certain other services. MAXXAM is compensated by the Company through the payment of a fee representing the reimbursement of actual out-of-pocket expenses incurred by MAXXAM, including, but not limited to, labor costs of personnel of MAXXAM rendering services to the Company. Charges by MAXXAM for such services were $1,744, $2,598 and $2,735 for the years ended December 31, 1994, 1993 and 1992, respectively.

          Net sales for the years ended December 31, 1994, 1993 and 1992 include revenues of $10,326, $9,198 and $6,942, respectively, from Britt Lumber Co., Inc., an indirect wholly owned subsidiary of MGI. The Company recognized operating income of $5,571, $1,972 and $1,335 on these revenues for the years ended December 31, 1994, 1993 and 1992, respectively. At December 31, 1994 and 1993, receivables include $1,283 and $178, respectively, related to these affiliate sales.

          On August 4, 1993, all of the Company's issued and outstanding common stock was pledged as collateral for MGI's $100.0 million 11-1/4% Senior Secured Notes due 2003 and $126.7 million 12-1/4% Senior Secured Discount Notes due 2003 (collectively, the "MGI Notes"). MGI conducts its operations primarily through subsidiary companies. The Company represents the substantial portion of MGI's assets and operations. The indenture governing the MGI Notes requires the Company's board of directors to declare and pay dividends on the Company's common stock to the maximum extent permitted by any consensual restriction or encumbrance on the Company's ability to declare and pay dividends, unless the Board determines in good faith that such declaration and payment would be detrimental to the capital or other operating needs of the Company.

          In 1994, in connection with the litigation settlement described in Note 8, the Company paid approximately $3,185 to a law firm in which a director of the Company is also a partner. In 1993, the Company paid approximately $1,931 in connection with the offering of the Senior Notes and the Timber Notes to this same law firm.

8.   LOSS ON LITIGATION SETTLEMENT AND CONTINGENCIES

          During 1994, MAXXAM, the Company and others agreed to a settlement, subsequently approved by the Court, of class and related individual claims brought by former stockholders of the Company against MAXXAM, MGI, the Company, former directors of the Company and others concerning MGI's acquisition of the Company. Of the approximately $52,000 settlement, approximately $33,000 was paid by insurance carriers of MAXXAM and the Company, approximately $14,800 was paid by the Company and the balance was paid by other defendants and through the assignment of certain claims. In 1994, the Company recorded an extraordinary loss of $14,866 related to the settlement and associated costs, net of benefits for federal and state income taxes of $6,312.

          The Company's operations are subject to a variety of California and, in some cases, federal laws and regulations dealing with timber harvesting, endangered species, water quality and air and water pollution. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on the Company's future operating results or financial position. There can be no assurance, however, that future legislation, governmental regulations or judicial or administrative decisions would not adversely affect the Company or its ability to sell lumber, logs or timber.

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

9.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summary quarterly financial information for the years ended December 31, 1994 and 1993 is as follows:

                                                                                 Three Months Ended
                                                                  March 31     June 30   September 30    December 31
1994:
     Net sales                                                   $  50,816   $  55,120   $     55,001   $    66,442
     Operating income                                               12,148      19,527         17,092        21,621
     Income before extraordinary item                                3,381       4,380          9,555         7,598
     Extraordinary item, net                                             -     (14,866)             -             -
     Net income (loss)                                               3,381     (10,486)         9,555         7,598
1993:
     Net sales                                                   $  45,569   $  51,621   $     55,819   $    57,625
     Operating income                                               13,560      13,309         11,427        12,920
     Loss before extraordinary item and cumulative effect of
       changes in accounting principles                             (1,275)        (62)          (576)         (449)
     Extraordinary item, net                                       (10,802)          -              -             -
     Cumulative effect of changes in accounting principles,
       net                                                           2,625           -              -             -
     Net loss                                                       (9,452)        (62)          (576)         (449)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART III

          Not applicable.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS                                                                                           PAGE


          1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):
                    Report of Independent Public Accountants                                                                    20
                    Consolidated balance sheet at December 31, 1994 and 1993                                                    21
                    Consolidated statement of operations for the years ended December 31, 1994, 1993
                       and 1992                                                                                                 22
                    Consolidated statement of cash flows for the years ended December 31, 1994, 1993
                       and 1992                                                                                                 23
                    Consolidated statement of stockholder's equity for the years ended December 31, 1994,
                       1993 and 1992                                                                                            24
                    Notes to consolidated financial statements                                                                  25

          2.   FINANCIAL STATEMENT SCHEDULES:

                    Schedules are inapplicable or the
                    required information is included in
                    the consolidated financial
                    statements or the notes thereto.

(B)  REPORTS ON FORM 8-K

               None.

(C)  EXHIBITS

               Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 40), which index is incorporated herein by reference.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          THE PACIFIC LUMBER COMPANY


Date: March 24, 1995         By:              PAUL N. SCHWARTZ
                                               Paul N. Schwartz
                                  Vice President and Chief Financial Officer
                                         (Principal Financial Officer)


Date: March 24, 1995         By:                GARY L. CLARK
                                                 Gary L. Clark
                                  Vice President - Finance and Administration
                                        (Principal Accounting Officer)
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 1995         By:              JOHN A. CAMPBELL
                                               John A. Campbell
                                      President, Chief Executive Officer
                                                 and Director


Date: March 24, 1995         By:              PAUL N. SCHWARTZ
                                               Paul N. Schwartz
                                    Vice President, Chief Financial Officer
                                                 and Director


Date: March 24, 1995         By:               JOHN T. LA DUC
                                                John T. La Duc
                                          Vice President and Director


Date: March 24, 1995         By:                EZRA G. LEVIN
                                                 Ezra G. Levin
                                                   Director


Date: March 24, 1995         By:              ANTHONY R. PIERNO
                                               Anthony R. Pierno
                                        Vice President, General Counsel
                                                 and Director


Date: March 24, 1995         By:              WILLIAM S. RIEGEL
                                               William S. Riegel
                                      Vice President - Sales and Director

                         THE PACIFIC LUMBER COMPANY

                             INDEX OF EXHIBITS



 Exhibit
 Number                          Description

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

4.1 Indenture between the Company and The First National Bank of Boston, as Trustee, regarding Pacific Lumber's 10-1/2% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

4.2 Indenture between Scotia Pacific Holding Company ("SPHC") and The First National Bank of Boston, as Trustee, regarding SPHC's 7.95% Timber Collateralized Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to SPHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; the "SPHC 1993 Form 10-K")

4.3        Revolving Credit Agreement dated as of June 23, 1993
           (the "Revolving Credit Agreement") between the Company and Bank of America National Trust and Savings
           Association (incorporated herein by reference to Exhibit 4.19 to Amendment No. 2 to the Form S-2
           Registration Statement of MAXXAM Group Inc.,
           Registration No. 33-56332)

4.4 Letter Amendment, dated October 5, 1993, to the Revolving Credit Agreement (incorporated herein by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993)

4.5 Second Amendment, dated as of May 26, 1994, to the Revolving Credit Agreement (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of MAXXAM Inc. for the quarter ended June 30, 1994; File No. 1-3924)

           Note: Pursuant to Regulation Section 229.601, Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company.

10.1 Agreement dated December 20, 1985 between the Company and General Electric Company (the "1985 GE Agreement") (incorporated herein by reference to Exhibit 10(m) to the Registration Statement of Pacific Lumber on Form S-1, Registration No. 33-5549)

10.2 Amendment No. 1 to Agreement between the Company and General Electric Company dated July 29, 1986 relating to the 1985 GE Agreement (incorporated herein by reference to Exhibit 10.4 to Pacific Lumber's Annual Report on Form 10-K for the fiscal year ended December 31, 1988)

10.3 Power Purchase Agreement dated January 17, 1986 between the Company and Pacific Gas and Electric Company (incorporated herein by reference to Exhibit 10(n) to the Registration Statement of the Company on Form S-1, Registration No. 33-5549)

10.4 Tax Allocation Agreement dated as of May 21, 1988 among MAXXAM Inc., MAXXAM Group Inc., the Company and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988)

10.5 Tax Allocation Agreement among the Company, SPHC, Salmon Creek Corporation and MAXXAM Inc. dated March 23, 1993 (incorporated herein by reference to Exhibit
           10.1 to Amendment No. 3 to the Form S-1 Registration Statement of SPHC, Registration No. 33-55538)

10.6 Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment among SPHC, The First National Bank of Boston, as Trustee, and The First National Bank of Boston, as the Collateral Agent (incorporated herein by reference to Exhibit 4.2 to the SPHC 1993 Form 10-K)

10.7       Master Purchase Agreement between the Company and SPHC
           (incorporated herein by reference to Exhibit 10.1 to the SPHC 1993 Form 10-K)

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

10.12 Purchase and Services Agreement between the Company and Britt Lumber Co., Inc. (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Form S-2 Registration Statement of Pacific Lumber, Registration Statement No. 33-56332)

10.13 Investment Management Agreement, dated as of December 1, 1991, by and among the Company, MAXXAM Inc. and certain related corporations (incorporated herein by reference to Exhibit 10.23 to Amendment No. 5 to the Registration Statement on Form S-2 of MAXXAM Group Inc., Registration No. 33-64042)

*27        Financial Data Schedule



* Included with this filing.