Form 10-Q
period 1995-03-31
PACIFIC LUMBER CO /DE/
filed 1995-05-15
CIK 796838

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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
Yes /X/   No /_/


     Number of shares of common stock outstanding at May 1, 1995:  100


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                        THE PACIFIC LUMBER COMPANY

                                   INDEX


PART I. - FINANCIAL INFORMATION                                          PAGE

     Item 1.   Financial Statements
          Consolidated Balance Sheet at March 31, 1995 and December 31,
               1994                                                         3
          Consolidated Statement of Operations for the three months
               ended March 31, 1995 and 1994                                4
          Consolidated Statement of Cash Flows for the three months
               ended March 31, 1995 and 1994                                5
          Condensed Notes to Consolidated Financial Statements              6

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     8

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                           11
     Item 5.   Other Information                                           11
     Item 6.   Exhibits and Reports on Form 8-K                            11
     Signatures                                                           S-1

                        CONSOLIDATED BALANCE SHEET



                                             March 31,       December 31,
                                               1995              1994
                                            (Unaudited)
                                              (In thousands of dollars)
                 ASSETS

Current assets:
     Cash and cash equivalents             $     12,429      $    24,330
     Receivables:
          Trade                                  10,795           23,258
          Other                                   3,943            4,035
     Inventories                                 63,828           68,168
     Prepaid expenses and other current           4,945            3,660
          assets
                                            ------------     ------------
               Total current assets              95,940          123,451
Timber and timberlands, net of depletion
     of $190,455 and $188,003 at
     March 31, 1995 and December 31,
     1994, respectively                         349,116          350,871
Property, plant and equipment, net of
     accumulated depreciation of
     $58,498 and $57,088 at March 31,
     1995 and December 31, 1994,
     respectively                                95,539           96,960
Deferred financing costs, net                    23,958           24,516
Deferred income taxes                            51,286           50,142
Restricted cash                                  32,325           32,402
Other assets                                      5,937            5,925
                                           ------------      ------------
                                           $    654,101      $   684,267
                                           ============      ============

  LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable                      $      3,532      $     3,309
     Accrued compensation and related
          benefits                                7,582           10,285
     Accrued interest                             7,651           21,109
     Deferred income taxes                       12,986           12,986
     Other accrued liabilities                    2,170            2,105
     Long-term debt, current maturities          13,928           13,670
                                            ------------     ------------
               Total current liabilities         47,849           63,464
Long-term debt, less current maturities         577,512          586,007
Other noncurrent liabilities                     24,474           23,517
                                           ------------      ------------
               Total liabilities                649,835          672,988
                                           ------------      ------------

Contingencies

Stockholder's equity:
     Common stock, $.01 par value, 100                -                -
          shares authorized and issued
     Additional capital                         157,520          157,520
     Accumulated deficit                       (153,254)        (146,241)
                                           ------------      ------------
               Total stockholder's
                    equity                        4,266           11,279
                                           ------------      ------------
                                           $    654,101      $   684,267
                                           ============      ============


The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)



                                                         Three Months Ended
                                                              March 31,
                                                        1995           1994
                                                     (In thousands of dollars)
Net sales:
     Lumber and logs                                 $  42,518      $  47,855
     Other                                               4,791          2,961
                                                     ----------     ----------
                                                        47,309         50,816
                                                     ----------     ----------

Operating expenses:
     Cost of goods sold (exclusive of depletion         27,640         28,712
          and depreciation)
     Selling, general and administrative                 3,822          3,975
     Depletion and depreciation                          5,856          5,981
                                                     ----------     ----------
                                                        37,318         38,668
                                                     ----------     ----------

Operating income                                         9,991         12,148
Other income (expense):
     Investment, interest and other income                 660          7,459
     Interest expense                                  (14,007)       (13,871)
                                                     ----------     ----------
Income (loss) before income taxes                       (3,356)         5,736
Credit (provision) in lieu of income taxes               1,343         (2,355)
                                                     ----------     ----------
Net income (loss)                                    $  (2,013)     $   3,381
                                                     ==========     ==========


The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                         Three Months Ended
                                                             March 31,
                                                        1995           1994
                                                     (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                               $  (2,013)     $   3,381
     Adjustments to reconcile net income (loss)
          to net cash provided by operating
          activities:
          Depletion and depreciation                     5,856          5,981
          Amortization of deferred financing
               costs                                       558            522
          Net losses on marketable securities                -            359
          Net purchases of marketable
               securities                                    -         (7,108)
          Decrease in receivables                       12,555          1,468
          Decrease in inventories, net of                3,172          3,784
               depletion
          Increase in accounts payable                     223          2,377
          Decrease in accrued interest                 (13,458)       (13,869)
          Increase (decrease) in other
               liabilities                              (1,609)         2,165
          Increase in prepaid expenses and
               other current assets                     (1,285)          (597)
          Decrease (increase) in accrued and
               deferred income taxes                    (1,216)         2,355
          Other                                            205            342
                                                     ----------     ----------
               Net cash provided by operating
                    activities                           2,988          1,160
                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of assets                       14             43
     Capital expenditures                               (1,743)        (3,908)
                                                     ----------     ----------
               Net cash used for investing
                    activities                          (1,729)        (3,865)
                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash released                               77             30
     Principal payments on long-term debt               (8,237)        (8,145)
     Dividends paid                                     (5,000)        (5,700)
                                                     ----------     ----------
               Net cash used for financing
                    activities                         (13,160)       (13,815)
                                                     ----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (11,901)       (16,520)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                             24,330         38,760
                                                     ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  12,429      $  22,240
                                                     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
     Interest paid, net of capitalized interest      $  26,907      $  27,218
     Income taxes paid                                       -              -


The accompanying notes are an integral part of these financial statements.

           CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.   GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by The Pacific Lumber Company with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (the "Form 10-K"). All references to the "Company" include The Pacific Lumber Company and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1995 and the consolidated results of operations and cash flows for the three months ended March 31, 1995 and 1994. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned indirect subsidiary of MAXXAM Group Inc. ("MGI") which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.   CASH AND CASH EQUIVALENTS

          At March 31, 1995 and December 31, 1994, cash and cash equivalents includes $4,764 and $19,439, respectively, which is restricted for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.   INVENTORIES

          Inventories consist of the following:



                                                    March 31,     December 31,
                                                      1995            1994
Lumber                                             $   56,007     $     53,393
Logs                                                    7,821           14,775
                                                   ----------     ------------
                                                   $   63,828     $     68,168
                                                   ==========     ============



4.   LONG-TERM DEBT

          Long-term debt consists of the following:


                                                     March 31,      December 31,
                                                       1995             1994
7.95% Timber Collateralized Notes due July
     20,2015                                       $   355,576      $    363,811
10-1/2% Senior Notes due March 1, 2003                 235,000           235,000
Other                                                      864               866
                                                   ------------     ------------
                                                       591,440           599,677
Less: current maturities                               (13,928)          (13,670)
                                                   ------------     ------------
                                                   $   577,512      $    586,007
                                                   ============     ============


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

          Various groups and individuals have filed objections with the California Department of Forestry ("CDF") regarding the CDF's actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs"), and the Company expects that such groups and individuals will continue to file objections to the Company's THPs. In addition, lawsuits are pending and threatened which seek to prevent the Company from implementing certain of its approved THPs and undertaking other timber harvesting operations. These challenges have severely restricted the Company's ability to harvest virgin old growth redwood timber on its property during the past few years, as well as substantial amounts of virgin Douglas-fir timber which are located in virgin old growth redwood stands. No assurance can be given as to the extent of such litigation in the future. The Company believes that environmentally focused challenges to its THPs are likely to occur in the future, particularly with respect to residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's consolidated financial position or results of operations.
It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the operating results or consolidated financial position of the Company.

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

RESULTS OF OPERATIONS

          The Company's business is highly seasonal in that the Company has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three months ended March 31, 1995 and 1994.

                                                         Three Months Ended
                                                             March 31,
                                                       1995             1994
                                                      (In millions of dollars,
                                                    except shipments and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                            10.7              12.9
          Redwood common grades                           32.1              27.7
          Douglas-fir upper grades                         1.8               2.5
          Douglas-fir common grades and other             16.5              15.4
                                                   ------------     ------------
               Total lumber                               61.1              58.5
                                                   ============     ============
     Logs (2)                                              8.7               9.9
                                                   ============     ============
     Wood chips (3)                                       44.0              26.0
                                                   ============     ============
Average sales price:
     Lumber: (4)
          Redwood upper grades                     $     1,544      $      1,406
          Redwood common grades                            441               468
          Douglas-fir upper grades                       1,368             1,405
          Douglas-fir common grades                        379               460
     Logs (4)                                              369               692
     Wood chips (5)                                         91                79

Net sales:
     Lumber, net of discount                       $      39.3      $       41.0
     Logs                                                  3.2               6.9
     Wood chips                                            4.0               2.0
     Cogeneration power                                     .5                .6
     Other                                                  .3                .3
                                                   ------------     ------------
               Total net sales                     $      47.3      $       50.8
                                                   ============     ============
Operating income                                   $      10.0      $       12.1
                                                   ============     ============
Operating cash flow (6)                            $      15.8      $       18.1
                                                   ============     ============
Income (loss) before income taxes                  $      (3.4)     $        5.7
                                                   ============     ============
Net income (loss)                                  $      (2.0)     $        3.4
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

          Shipments
          Lumber shipments for the three months ended March 31, 1995 increased from the three months ended March 31, 1994. Increased shipments of redwood common lumber were partially offset by a decrease in shipments of upper grade redwood lumber. Log shipments for the three months ended March 31, 1995 were 8.7 million feet (net Scribner scale), a decrease from
9.9 million feet for the three months ended March 31, 1994.

          Net sales
          Revenues from net sales of lumber and logs for the three months ended March 31, 1995 decreased as compared to the three months ended March 31, 1994. This decrease was principally due to lower shipments of upper grade redwood lumber, decreases in the average realized prices for logs, common grade Douglas-fir and redwood common lumber and lower log shipments, partially offset by increased shipments of redwood common lumber and an increase in the average realized price for upper grade redwood lumber. The increase in other sales for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 was attributable to increased sales of wood chips.

          Operating income
          Operating income for the three months ended March 31, 1995 decreased as compared to the three months ended March 31, 1994. This decrease was principally due to lower sales of lumber and logs, partially offset by increased sales of wood chips and lower costs of lumber sales. Costs of lumber sales decreased due to lower purchases of logs from third parties and improved sawmill productivity.

          Income (loss) before income taxes
          The loss before income taxes for the three months ended March 31, 1995, as compared to income before income taxes for the three months ended March 31, 1994, resulted from a decrease in investment, interest and other income and the decrease in operating income as discussed above. Investment, interest and other income for the three months ended March 31, 1994 included a franchise tax refund of $7.2 million (the substantial portion of which represented interest) from the State of California.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES
          As of March 31, 1995, the Company had consolidated long-term debt of $545.2 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $553.6 million at December 31, 1994. The decrease in long-term debt was due to principal payments on the Timber Notes. The Company anticipates that cash flows from operations, together with existing cash and available sources of financing, will be sufficient to fund the Company's working capital and capital expenditures requirements for the foreseeable future; however, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

          The indentures governing the Senior Notes and the Timber Notes and the Company's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of March 31, 1995, under the most restrictive of these covenants, approximately $17.0 million of dividends could be paid by the Company. On March 31, 1995, the Company paid dividends of $5.0 million.

          As of March 31, 1995, $20.0 million of borrowings was available under the Company's Revolving Credit Agreement, of which $5.0 million was available for letters of credit. No borrowings were outstanding as of March 31, 1995, and letters of credit outstanding amounted to $10.0 million. The Company has signed a commitment letter with the bank which will amend the Revolving Credit Agreement to extend its maturity date to May 31, 1998 and provide for an additional $30.0 million of available borrowings.

TRENDS

          During the first quarter, severe weather conditions in northern California hampered the Company's timber harvesting operations and shipments of lumber. Heavy rainfall impeded access to logging roads which prevented normal harvesting operations, and caused extended rail shutdowns and other transportation delays, thereby affecting deliveries and shipments of lumber. Continued rainfall in April and early May created conditions not conducive to conducting harvesting operations as the Company had initially planned. Timber harvesting is highly seasonal in that the Company conducts the material portion of its logging operations in the months of April through November of each year; accordingly, log inventories are generally at or near their lowest levels by the end of March. Compounding the seasonally low log inventories and weather-related constraints on its log supplies and deliveries, a temporary restraining order ("TRO") was granted which required the Company to cease all timber harvesting operations on one of the few all-season harvest sites from which it has been able to supplement its declining log inventories. A preliminary injunction hearing was held on May 5, 1995 at which the court did not issue a preliminary injunction or lift the TRO but took the matter under advisement. See Part II, Item 1. "Legal Proceedings--Timber Harvesting Litigation." Further, delays in the regulatory process have resulted from both objections filed with, and litigation against, the CDF by environmentally active groups regarding the CDF's actions with respect to the CDF's THP approval process in general, and certain of the Company's
THPs in particular. Such delays have impeded the Company's ability to conduct normal timber harvesting operations on its timberlands. This combination of seasonal operations, severe weather, judicial action and regulatory delays forced the Company to curtail operations at one of its four sawmills, and to temporarily idle another sawmill for the period from April 17 to May 2, 1995.

     Additional judicial actions adverse to the Company, further regulatory delays and/or continued inclement weather in northern California could further exacerbate the problems experienced during the first quarter and affect the Company's results of operations in the second quarter. Furthermore, the collective impact of such judicial actions and regulatory delays, together with difficulties caused by bad weather, may again force the Company to temporarily idle or curtail operations at certain of its lumber mills from time to time until it can secure an adequate supply of logs to sustain operations.

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

          In connection with the Miller action, on April 10, 1995, the U.S. Ninth Circuit Court of Appeals reversed the dismissal of this case; the appellate court made other findings reversing in part and affirming in part the other decisions made by the U.S. District Court in response to plaintiffs' and defendants' motions for summary judgment. Defendants have sought rehearing of this decision by the U.S. Circuit
Court of Appeals. Presently, the U.S. Ninth Circuit Court of Appeal has formal jurisdiction of the case and it is uncertain whether the case will be remanded to the U.S. District Court for trial preparation and trial on the merits while the motion for rehearing or any further appeal is pending.

TIMBER HARVESTING LITIGATION

          In connection with Sierra Club, et al. v. CDF, et al. (No. 95 DR
0072), involving the Company and its wholly owned subsidiaries, Scotia Pacific Holding Company ("SPHC") and Salmon Creek Corporation, on May 1, 1995, the Court heard plaintiffs' request for preliminary injunction and the Company's request for dismissal of the case.

          On April 11, 1995, EPIC and others filed an action entitled
Thron, et al. v. Pacific Lumber, et al. (No. 95 DR 0100) in Superior Court of Humboldt County. This action relates to THP No. 95-042 for approximately 198 acres of residual old-growth timber; plaintiffs also complain about four other THPs in the same watershed as THP No. 95-042 and have indicated they intend to litigate those THPs if they are approved by CDF. The plaintiffs allege, among other things, that the defendants have violated CEQA and the Forest Practice Act, and seek, among other things, to prevent harvesting pursuant to this CDF-approved THP. Also, on April
11, 1995, the court granted a TRO staying all timber harvesting operations in connection with THP No. 95-042 pending its decision on plaintiffs' request for a preliminary injunction. The preliminary injunction hearing was held on May 5, 1995 at which the court left the TRO in effect and took the matter under advisement.

ITEM 5.   OTHER INFORMATION

          None.
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS:

                    *27  Financial Data Schedule

                    ---------------
                    *    Included with this filing.

          B.   REPORTS ON FORM 8-K:

                    None.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                  THE PACIFIC LUMBER COMPANY



Date: May 12, 1995            By:        GARY L. CLARK
                                         Gary L. Clark
                                 Vice President - Finance and
                                        Administration