Form 10-Q
period 1995-06-30
PACIFIC LUMBER CO /DE/
filed 1995-08-14
CIK 796838

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                              ---------------


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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
Yes /X/   No / /


    Number of shares of common stock outstanding at August 1, 1995:  100


   Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         THE PACIFIC LUMBER COMPANY

                                   INDEX



PART I. - FINANCIAL INFORMATION                                       PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at June 30, 1995
               and December 31, 1994                                    3
          Consolidated Statement of Operations for the three
               and six months ended June 30, 1995 and 1994              4
          Consolidated Statement of Cash Flows for the six
               months ended June 30, 1995 and 1994                      5
          Condensed Notes to Consolidated Financial Statements          6

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                       12
     Item 5.   Other Information                                       13
     Item 6.   Exhibits and Reports on Form 8-K                        13
     Signatures                                                       S-1



                                                    CONSOLIDATED BALANCE SHEET


                                                  June 30,      December 31,
                                                    1995            1994
                                                ------------   -------------
                                                 (Unaudited)
                                                  (In thousands of dollars)
                   ASSETS

Current assets:
     Cash and cash equivalents                  $     36,053   $     24,330
     Receivables:
          Trade                                       11,159         23,258
          Other                                        2,265          4,035
     Inventories                                      62,991         68,168
     Prepaid expenses and other current
          assets                                       4,704          3,660
                                                ------------   -------------
               Total current assets                  117,172        123,451
     Timber and timberlands, net of depletion of
     $194,368 and $188,003 at June 30, 1995
     and December 31, 1994, respectively             345,774        350,871
     Property, plant and equipment, net of
     accumulated depreciation of $60,603 and
     $57,088 at June 30, 1995 and December
     31, 1994, respectively                           94,840         96,960
Deferred financing costs, net                         23,450         24,516
Deferred income taxes                                 52,104         50,142
Restricted cash                                       32,325         32,402
Other assets                                           6,784          5,925
                                                ------------   -------------
                                                $    672,449   $    684,267
                                                ============   =============

    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Accounts payable                           $      5,143   $      3,309
     Accrued compensation and related
          benefits                                     8,770         10,285
     Accrued interest                                 20,869         21,109
     Deferred income taxes                            12,986         12,986
     Other accrued liabilities                         1,997          2,105
     Long-term debt, current maturities               13,928         13,670
                                                ------------   -------------
               Total current liabilities              63,693         63,464
Long-term debt, less current maturities              577,468        586,007
Other noncurrent liabilities                          29,161         23,517
                                                ------------   -------------
               Total liabilities                     670,322        672,988
                                                ------------   -------------

Contingencies

Stockholder's equity:
     Common stock, $.01 par value, 100
          shares authorized and issued                     -              -
     Additional capital                              157,520        157,520
     Accumulated deficit                            (155,393)      (146,241)
                                                ------------   -------------
               Total stockholder's equity              2,127         11,279
                                                ------------   -------------
                                                $    672,449   $    684,267
                                                ============   =============


                            The accompanying notes are an integral part of these financial statements.

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)



                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                    -----------------------    ---------------------
                                      1995          1994          1995        1994
                                    --------    -----------    ---------   ---------
                                                (In thousands of dollars)
Net sales:
     Lumber and logs                $ 52,865    $   48,463     $ 95,383    $ 96,318
     Other                             5,543         6,657       10,334       9,618
                                    --------    -----------    ---------   ---------
                                      58,408        55,120      105,717     105,936
                                    --------    -----------    ---------   ---------

Operating expenses:
     Cost of goods sold
          (exclusive of depletion
          and depreciation)           29,156        26,735       56,796      55,447
     Selling, general and
          administrative               3,270         3,695        7,092       7,670
     Depletion and depreciation        7,197         5,163       13,053      11,144
                                    --------    -----------    ---------   ---------
                                      39,623        35,593       76,941      74,261
                                    --------    -----------    ---------   ---------

Operating income                      18,785        19,527       28,776      31,675

Other income (expense):
     Investment, interest and
          other income                 1,290         1,884        1,950       9,343
     Interest expense                (13,871)      (13,982)     (27,878)    (27,853)
                                    --------    -----------    ---------   ---------
Income before income taxes and
     extraordinary item                6,204         7,429        2,848      13,165
Provision in lieu of income taxes     (2,343)       (3,049)      (1,000)     (5,404)
                                    --------    -----------    ---------   ---------
Income before extraordinary item       3,861         4,380        1,848       7,761
Extraordinary item:
     Loss on litigation
          settlement, net of
          related credit in lieu
          of income taxes of
          $6,312                           -       (14,866)           -     (14,866)
                                    --------    -----------    ---------   ---------
Net income (loss)                   $  3,861    $  (10,486)    $  1,848    $ (7,105)
                                    ========    ===========    =========   =========


                            The accompanying notes are an integral part of these financial statements.

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)




                                                                  Six Months Ended
                                                                      June 30,
                                                           ------------------------------
                                                                1995              1994
                                                           --------------    -------------
                                                              (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                     $       1,848     $     (7,105)
     Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
          Depletion and depreciation                              13,053           11,144
          Amortization of deferred financing costs                 1,116            1,025
          Net gains on marketable securities                           -             (594)
          Net purchases of marketable securities                       -             (367)
          Decrease in receivables                                 13,869            3,193
          Decrease (increase) in inventories, net of
               depletion                                           2,967           (3,541)
          Increase in accounts payable                             1,834            5,188
          Increase in other liabilities                            1,269            6,530
          Decrease (increase) in accrued and deferred
               income taxes                                          790             (908)
          Increase in prepaid expenses and other current
               assets                                             (1,044)            (286)
          Decrease in accrued interest                              (240)            (369)
          Other                                                     (527)            (279)
                                                           --------------    -------------
               Net cash provided by operating activities          34,935           13,631
                                                           --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of assets                                 14              117
     Capital expenditures                                         (4,022)          (6,253)
                                                           --------------    -------------
               Net cash used for investing activities             (4,008)          (6,136)
                                                           --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash released                                         77              132
     Dividends paid                                              (11,000)         (18,000)
     Principal payments on long-term debt                         (8,281)          (8,145)
                                                           --------------    -------------
               Net cash used for financing activities            (19,204)         (26,013)
                                                           --------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              11,723          (18,518)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  24,330           38,760
                                                           --------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $      36,053     $     20,242
                                                           ==============    =============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Timber and timberlands acquired subject to loan
          from seller                                      $           -     $        850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest            $      27,002     $     27,197
     Income taxes paid                                                 -                -


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

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1995, the consolidated results of operations for the three and six months ended June 30, 1995 and 1994 and consolidated cash flows for the six months ended June 30, 1995 and 1994. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned indirect subsidiary of MAXXAM Group Inc. ("MGI") which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.   CASH AND CASH EQUIVALENTS

          At June 30, 1995 and December 31, 1994, cash and cash equivalents includes $11,695 and $19,439, respectively, which is restricted for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.   INVENTORIES

          Inventories consist of the following:




                                                                June 30,       December 31,
                                                                  1995             1994
                                                              -----------      ------------
             Lumber                                           $    53,033      $     53,393
             Logs                                                   9,958            14,775
                                                              -----------      ------------
                                                              $    62,991      $     68,168
                                                              ===========      ============


4.   LONG-TERM DEBT

          Long-term debt consists of the following:




                                                                 June 30,      December 31,
                                                                   1995            1994
                                                              -------------    ------------
             7.95% Timber Collateralized Notes due July 20,
                  2015                                        $     355,576    $    363,811
             10-1/2% Senior Notes due March 1, 2003                 235,000         235,000
             Other                                                      820             866
                                                              -------------    ------------
                                                                    591,396         599,677
             Less: current maturities                               (13,928)        (13,670)
                                                              -------------    ------------
                                                              $     577,468    $    586,007
                                                              =============    ============


5.   CONTINGENCIES

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species, water quality and air and water pollution. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on the Company's future operating results or financial position; however, there can be no assurance that future legislation, governmental regulations or judicial or administrative decisions would not adversely affect the Company or its ability to sell lumber, logs or timber. For example, on June 30, 1995, the United States Supreme Court issued the Sweet Home v. Babbitt decision finding that under the federal Endangered Species Act (the "ESA") the use of private property can be restricted in a manner to prevent significant modification to habitat for endangered or threatened species. Also, in July 1995, in a case entitled Marbled Murrelet v. Babbitt (Case No. C-91-522R), a U.S. District Court in Seattle ordered the U.S. Fish and Wildlife Service (the "USFWS") to make its final designation of critical habitat for the marbled murrelet by January 29, 1996 and to issue its proposed final designation of critical habitat by August 1, 1995. Although the USFWS is not expected to publish its proposed final designation of critical habitat for the marbled murrelet until mid-August 1995, the USFWS has indicated that it is contemplating designating considerable portions of the Company's timberlands as critical habitat for the marbled murrelet. When the proposed designation is published, it will be subject to a 60-day comment period. The Company intends to vigorously oppose any designation which it believes is erroneous or improper. It will be impossible to determine the potential adverse impact of such designation on the Company's financial position or results of operations until such time as the proposed designation is published and finalized. Additionally, there continue to be other regulatory actions and lawsuits seeking to have various species listed as threatened or endangered under the ESA and/or the California Endangered Species Act and to designate critical habitat for such species. It is uncertain what impact, if any, such listings and/or designations of critical habitat will have on the Company's financial position or results of operation.

          Various groups and individuals have filed objections with the California Department of Forestry (CDF) regarding the CDFs actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs"), and the Company expects that such groups and individuals will continue to file objections to the Company's THPs. In addition, lawsuits are pending and threatened which seek to prevent the Company from implementing certain of its approved THPs and undertaking other timber harvesting operations. These challenges have severely restricted the Company's ability to harvest virgin old growth redwood timber on its property during the past few years, as well as substantial amounts of virgin Douglas-fir timber which are located in virgin old growth redwood stands. No assurance can be given as to the extent of such litigation in the future. The Company believes that environmentally focused challenges to its THPs are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's consolidated financial position or results of operations. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the operating results or consolidated financial position of the Company.

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


6.   ITEM RELATED TO 1992 EARTHQUAKE

          In the second quarter of 1995, the Company recorded a reduction in cost of sales of $1,527 from business interruption insurance proceeds for the settlement of claims related to the April 1992 earthquake.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

RESULTS OF OPERATIONS

          The Company's business is highly seasonal in that the Company has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and six months ended June 30, 1995 and 1994.





                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                ------------------------    ----------------------------
                                                   1995          1994           1995            1994
                                                ---------    ------------   -----------    -------------
                                                  (In millions of dollars, except shipments and prices)
             Shipments:
                  Lumber: (1)
                       Redwood upper grades         12.8             12.8          23.5             25.7
                       Redwood common grades        43.7             35.5          75.8             63.2
                       Douglas-fir upper grades      1.4              1.9           3.2              4.4
                       Douglas-fir common
                            grades and other        15.0             16.5          31.5             31.9
                                                ---------    ------------   -----------    -------------
                            Total lumber            72.9             66.7         134.0            125.2
                                                =========    ============   ===========    =============
                  Logs (2)                           9.1              7.0          17.8             16.9
                                                =========    ============   ===========    =============
                  Wood chips (3)                    42.0             61.4          86.0             87.4
                                                =========    ============   ===========    =============
             Average sales price:
                  Lumber: (4)
                       Redwood upper grades     $  1,478     $      1,469   $     1,508    $       1,437
                       Redwood common grades         521              471           487              470
                       Douglas-fir upper grades    1,290            1,373         1,333            1,391
                       Douglas-fir common
                            grades                   378              426           378              445
                  Logs (4)                           386              586           378              649
                  Wood chips (5)                     115               89           102               86

             Net sales:
                  Lumber, net of discount       $   49.4     $       44.3   $      88.7    $        85.3
                  Logs                               3.5              4.1           6.7             11.0
                  Wood chips                         4.8              5.5           8.8              7.5
                  Cogeneration power                  .4               .9            .8              1.5
                  Other                               .3               .3            .7               .6
                                                ---------    ------------   -----------    -------------
                            Total net sales     $   58.4     $       55.1   $     105.7    $       105.9
                                                =========    ============   ===========    =============
             Operating income                   $   18.8     $       19.6   $      28.8    $        31.7
                                                =========    ============   ===========    =============
             Operating cash flow (6)            $   26.0     $       24.7   $      41.8    $        42.8
                                                =========    ============   ===========    =============
             Income before income taxes and
                  extraordinary item            $    6.2     $        7.4   $       2.8    $        13.2
                                                =========    ============   ===========    =============
             Net income (loss)                  $    3.9     $      (10.5)  $       1.8    $        (7.1)
                                                =========    ============   ===========    =============


---------------

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


           Shipments
           Lumber shipments for the second quarter of 1995 increased from the second quarter of 1994. Increased shipments of redwood common lumber were partially offset by decreased shipments of other common grade lumber. Log shipments for the second quarter of 1995 were 9.1 million feet (net Scribner scale), an increase from 7.0 million feet for the second quarter of 1994.

          Lumber shipments for the six months ended June 30, 1995 increased from the six months ended June 30, 1994. Increased shipments of redwood common lumber were partially offset by decreased shipments of upper grade redwood lumber and upper grade Douglas-fir lumber. Log shipments for the six months ended June 30, 1995 were 17.8 million feet, an increase from
16.9 million feet for the six months ended June 30, 1994.

          Net sales
          Revenues from net sales of lumber and logs for the second quarter of 1995 increased as compared to the second quarter of 1994. This increase was principally due to higher shipments and average realized prices of redwood common lumber and increased log shipments, partially offset by decreases in the average realized prices for logs and common grade Douglas-fir lumber. The decrease in other sales for the second quarter of 1995 as compared to the second quarter of 1994 was due to decreased sales of wood chips and lower sales of electrical power.

          Revenues from net sales of lumber and logs for the six months ended June 30, 1995 decreased as compared to the six months ended June 30, 1994. This decrease was principally due to lower average realized prices for logs, lower shipments of upper grade redwood lumber and upper grade Douglas-fir lumber, and a decrease in the average realized price for common grade Douglas-fir lumber, partially offset by increased shipments of redwood common lumber and increases in the average realized prices for both upper and common grades of redwood lumber. The increase in other sales for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 was due to increased sales of wood chips, partially offset by lower sales of electrical power.

          Operating income
          Operating income for the second quarter of 1995 and the six months ended June 30, 1995 decreased as compared to the same periods in 1994. These decreases were primarily due to lower sales of logs, partially offset by higher gross margins on wood chip sales and higher sales of lumber. Cost of goods sold for the second quarter of 1995 was reduced by $1.5 million of business interruption insurance proceeds for the settlement of claims related to the April 1992 earthquake. Costs of lumber sales for the six months ended June 30, 1995 were favorably impacted by lower purchases of logs from third parties and improved sawmill productivity.

          Income before income taxes and extraordinary item
          Income before income taxes and extraordinary item for the second quarter of 1995 and the six months ended June 30, 1995 decreased as compared to the same periods in 1994. These decreases resulted from lower investment, interest and other income and the decreases in operating income as discussed above. Investment, interest and other income for the six months ended June 30, 1994 included a franchise tax refund of $7.2 million (the substantial portion of which represented interest) from the State of California.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          As of June 30, 1995, the Company had consolidated long-term debt of $545.1 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $553.6 million at December 31, 1994. The decrease in long-term debt was primarily due to principal payments on the Timber Notes. The Company anticipates that cash flows from operations, together with existing cash and available sources of financing, will be sufficient to fund the Company's working capital and capital expenditures requirements for the foreseeable future; however, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

          The indentures governing the Senior Notes and the Timber Notes and the Company's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of June 30, 1995, under the most restrictive of these covenants, approximately $14.6 million of dividends could be paid by the Company. During the six months ended June 30, 1995, the Company paid dividends totalling $11.0 million.

          As of June 30, 1995, $19.7 million of borrowings was available under the Company's Revolving Credit Agreement, of which $4.7 million was available for letters of credit. No borrowings were outstanding as of June 30, 1995, and letters of credit outstanding amounted to $10.3 million. The Company has signed a commitment letter with the bank which will amend the Revolving Credit Agreement to extend its maturity date to May 31, 1998 and provide for an additional $30.0 million of available borrowings.

TRENDS

          During the first five months of 1995, a combination of severe weather conditions, seasonally low log inventories, the issuance of a temporary restraining order ("TRO") (which required the Company to cease all timber harvesting operations on one of the few all-season harvest sites from which it had been able to supplement its log inventories), and other regulatory delays forced the Company to curtail operations at one of its four sawmills and to temporarily idle another sawmill from April 17 to May 2, 1995. During late May, the weather improved and the TRO was lifted, thereby allowing the Company to resume operations on such harvesting site. See Part II, Item 1. "Legal Proceedings--Timber Harvesting Litigation." Accordingly, the Company has since been able to secure an adequate supply of logs in order to resume normal operations of its sawmills.

          Additional judicial or regulatory actions adverse to the Company, further regulatory delays and inclement weather in northern California, independently or collectively, could again impair the Company's ability to maintain adequate log inventories and force the Company to temporarily idle or curtail operations at certain of its lumber mills from time to time.

                        PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 (the "Form 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K and the Form 10-Q.

          In connection with the Kayes/Miller action, on June 15, 1995, the U.S. Ninth Circuit Court of Appeals denied defendants' petition for rehearing. On August 7, 1995, the defendants requested the U.S. Supreme Court to review the case by filing a petition for writ of certiorari.

TIMBER HARVESTING LITIGATION

          In connection with the Marbled Murrelet, et al. v. Bruce Babbitt, Secretary, Department of Interior, et al. (No. C93-1400) action, on June
20, 1995, the court entered judgment which permanently enjoined implementation of THP 90-237 in order to protect the marbled murrelet; the court also awarded plaintiffs attorneys' fees and costs in the amount of approximately $1.1 million. On July 19, 1995, the Company indicated that it intended to appeal the court's decision.

          In connection with the Sierra Club and EPIC v. The California Department of Forestry, Scotia Pacific Holding Co., et al. (No. 95 DR 0072) action, on May 18, 1995, the court dismissed the case. On May 19, 1995, plaintiffs appealed the court's decision and requested an emergency stay of harvesting. On June 6, 1995, the Court of Appeal denied the plaintiffs' request for a stay of timber harvesting operations; however, plaintiffs are continuing their appeal of the trial court's decision. In July 1995, USFWS and CDFG inspected the Company's property and determined that certain areas (which the Company estimates to be approximately 6,000 acres) are suitable marbled murrelet habitat and have prohibited harvesting on these timberlands from April 1 through September 15 (the marbled murrelet breeding and nesting season), in addition to certain other restrictions to assure that there is no adverse impact on the marbled murrelet.

          The Thron, et al. v. Pacific Lumber, et al. (No. 95 DR 0100) action was filed to challenge THP 95-042, which relates to 198 acres of residual old growth timber. On May 18, 1995, the trial court denied the plaintiffs' request for a preliminary injunction in respect of THP 95-042 and on June 13, 1995, the Court of Appeals denied plaintiffs' petition, thereby allowing the Company to proceed with harvesting. On June 20, 1995, the California Supreme Court denied plaintiffs' request for a stay of timber harvesting operations on THP 95-042. On May 15, 1995, a stipulation was filed with the court which allowed plaintiffs to amend their petition to challenge the approvals of other THPs in the area (if and when these THPs are approved by CDF). These additional THPs included THP 95-002 relating to 366 acres of residual old growth redwood timber, which CDF approved on May 2, 1995. On June 29, 1995, the court denied plaintiffs' motion for a preliminary injunction on THP 95-002.

          On June 23, 1995, EPIC and others filed an action entitled Thron, et al. v. Pacific Lumber, et al. (No. 95 DR 0182) in Superior Court of Humboldt County. This action relates to THP 94-558 which covers approximately 265 acres of primarily residual old growth timber. This action seeks withdrawal of the approval of THP 94-558 by CDF. Plaintiffs allege, among other things, that the Company, Scotia Pacific Holding Company and others violated the California Business and Professions Code by committing unfair business practices in seeking approval of THP 94-558. Plaintiffs sought both a preliminary injunction and "restitution of the value of and disgorgement of all profits from the sale of timber harvested" in connection with THP 94-558. On July 19, 1995, the trial court denied plaintiffs' request for a preliminary injunction and on July 21, 1995 the Court of Appeals denied plaintiffs' request for a stay of timber operations in connection with THP 94-558.

          On April 28, 1995, a lawsuit was filed entitled Lost Coast League, et al. v. CDF, et al. (No. 95 DR 0119) in the Superior Court of Humboldt County. This lawsuit challenges the March 30, 1995 re-approval of THP 93-537 which relates to 121 acres of primarily old growth Douglas fir. (In prior litigation entitled Lost Coast League, et. al. v. CDF, et. al. (No. 94 DR 0046), the Court set aside CDF's initial approval of THP 93-537 and remanded the THP to CDF for further review and consideration.)

ITEM 5.   OTHER INFORMATION

          A variety of bills are currently pending in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, environmental protection and the restriction, regulation and administration of timber harvesting practices. For example, a bill was recently introduced in the California legislature which would, among other things, initiate negotiations by the California Resources Agency with the Company for the public acquisition of approximately 4,700 acres of the Company's timberlands, 3,000 acres of which is a contiguous block of virgin old growth redwood forest often referred to as the "Headwaters Forest." Since this bill and the other bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing, or the impact of these bills on the financial position or results of operations of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a    EXHIBITS:

                    27   Financial Data Schedule

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


                                  THE PACIFIC LUMBER COMPANY




Date: August 11, 1995         By:        GARY L. CLARK
                                         Gary L. Clark
                                 Vice President - Finance and
                                        Administration