Form 10-Q
period 1995-09-30
PACIFIC LUMBER CO /DE/
filed 1995-11-14
CIK 796838

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                            --------------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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
Yes /X/     No / /

   Number of shares of common stock outstanding at November 1, 1995:  100


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         THE PACIFIC LUMBER COMPANY

                                   INDEX



PART I. - FINANCIAL INFORMATION                                       PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at September 30, 1995
               and December 31, 1994                                  3
          Consolidated Statement of Operations for the three
               and nine months ended September 30,
               1995 and 1994                                          4
          Consolidated Statement of Cash Flows for the nine
               months ended September 30, 1995
               and 1994                                               5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    9

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      12
     Item 5.   Other Information                                      13
     Item 6.   Exhibits and Reports on Form 8-K                       13
     Signatures                                                       S-1



                                                    CONSOLIDATED BALANCE SHEET




                                                         September 30,     December 31,
                                                              1995             1994
                                                        ---------------   -------------
                                                          (Unaudited)
                                                           (In thousands of dollars)
                       ASSETS

Current assets:
     Cash and cash equivalents                          $       16,785    $     24,330
     Receivables:
          Trade                                                 13,026          23,258
          Other                                                  1,708           4,035
     Inventories                                                74,296          68,168
     Prepaid expenses and other current assets                   4,764           3,660
                                                        ---------------   -------------
               Total current assets                            110,579         123,451
Timber and timberlands, net of depletion of $200,594
     and $188,003 at September 30, 1995 and December
     31, 1994, respectively                                    340,184         350,871
     Property, plant and equipment, net of accumulated
     depreciation of $62,848 and $57,088 at
     September 30, 1995 and December 31, 1994,
     respectively                                               93,931          96,960
Deferred financing costs, net                                   22,892          24,516
Deferred income taxes                                           48,374          50,142
Restricted cash                                                 31,839          32,402
Other assets                                                     5,903           5,925
                                                        ---------------   -------------
                                                        $      653,702    $    684,267
                                                        ===============   =============

   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                   $        4,256    $      3,309
     Accrued compensation and related benefits                   9,258          10,285
     Accrued interest                                            7,560          21,109
     Deferred income taxes                                      12,986          12,986
     Other accrued liabilities                                   3,023           2,105
     Long-term debt, current maturities                         14,195          13,670
                                                        ---------------   -------------
               Total current liabilities                        51,278          63,464
Long-term debt, less current maturities                        571,856         586,007
Other noncurrent liabilities                                    33,772          23,517
                                                        ---------------   -------------
               Total liabilities                               656,906         672,988
                                                        ---------------   -------------

Contingencies

Stockholder's equity (deficit):
     Common stock, $.01 par value, 100 shares
          authorized and issued                                      -               -
     Additional capital                                        157,520         157,520
     Accumulated deficit                                      (160,724)       (146,241)
                                                        ---------------   -------------
          Total stockholder's equity (deficit)                  (3,204)         11,279
                                                        ---------------   -------------
                                                        $      653,702    $    684,267
                                                        ===============   =============


                            The accompanying notes are an integral part of these financial statements.

                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (UNAUDITED)




                                          Three Months Ended          Nine Months Ended
                                             September 30,               September 30,
                                       ------------------------   -------------------------
                                          1995          1994         1995           1994
                                       ----------    ----------   ----------    -----------
                                                     (In thousands of dollars)
Net sales:
     Lumber and logs                   $   50,236    $   48,632   $  145,619    $   144,950
     Other                                  8,571         6,369       18,905         15,987
                                       ----------    ----------   ----------    -----------
                                           58,807        55,001      164,524        160,937
                                       ----------    ----------   ----------    -----------

Operating expenses:
     Cost of goods sold (exclusive
          of depletion and
          depreciation)                    30,945        28,548       87,741         83,995
     Selling, general and
          administrative                    4,387         3,370       11,479         11,040
     Depletion and depreciation             6,360         5,991       19,413         17,135
                                       ----------    ----------   ----------    -----------
                                           41,692        37,909      118,633        112,170
                                       ----------    ----------   ----------    -----------

Operating income                           17,115        17,092       45,891         48,767

Other income (expense):
     Investment, interest and other
          income                            1,020         1,241        2,970         10,584
     Interest expense                     (13,776)      (14,079)     (41,654)       (41,932)
                                       ----------    ----------   ----------    -----------
Income before income taxes and
     extraordinary item                     4,359         4,254        7,207         17,419
Credit (provision) in lieu of
     income taxes                          (1,690)        5,301       (2,690)          (103)
                                       ----------    ----------   ----------    -----------
Income before extraordinary item            2,669         9,555        4,517         17,316
Extraordinary item:
     Loss on litigation settlement,
          net of related credit
          in lieu of income taxes
          of $6,312                             -             -            -        (14,866)
                                       ----------    ----------   ----------    -----------
Net income                             $    2,669    $    9,555   $    4,517    $     2,450
                                       ==========    ==========   ==========    ===========


                            The accompanying notes are an integral part of these financial statements.

                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (UNAUDITED)



                                                                    Nine Months Ended
                                                                      September 30,
                                                              ----------------------------
                                                                  1995            1994
                                                              ------------    ------------
                                                                (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $      4,517    $      2,450
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depletion and depreciation                                19,413          17,135
          Amortization of deferred financing costs                   1,673           1,658
          Net sales of marketable securities                             -           6,275
          Net gains on marketable securities                             -            (929)
          Decrease in receivables                                   12,559           4,271
          Increase (decrease) in other liabilities                   9,434          (1,750)
          Decrease in accrued and deferred income taxes              2,480             839
          Increase in accounts payable                                 947           2,001
          Decrease in accrued interest                             (13,549)        (13,907)
          Increase in inventories, net of depletion                 (6,216)         (9,461)
          Increase in prepaid expenses and other current
               assets                                               (1,104)           (266)
          Other                                                        373             (28)
                                                              ------------    ------------
               Net cash provided by operating activities            30,527           8,288
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of assets                                    3             383
     Capital expenditures                                           (6,012)         (9,752)
                                                              ------------    ------------
               Net cash used for investing activities               (6,009)         (9,369)
                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash released                                          563             852
     Dividends paid                                                (19,000)        (18,000)
     Principal payments on long-term debt                          (13,626)        (13,191)
     Net borrowings under revolving credit agreement                     -           3,000
                                                              ------------    ------------
               Net cash used for financing activities              (32,063)        (27,339)
                                                              ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (7,545)        (28,420)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    24,330          38,760
                                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $     16,785    $     10,340
                                                              ============    ============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
     ACTIVITIES:
     Timber and timberlands acquired subject to loan from
          seller                                              $          -    $        910

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest               $     53,530    $     54,181
     Income taxes paid (refunded)                                   (5,461)          1,120


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

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1995, the consolidated results of operations for the three and nine months ended September 30, 1995 and 1994 and consolidated cash flows for the nine months ended September 30, 1995 and 1994. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned indirect subsidiary of MAXXAM Group Inc. ("MGI") which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.   CASH AND CASH EQUIVALENTS

          At September 30, 1995 and December 31, 1994, cash and cash equivalents includes $4,682 and $19,439, respectively, which is restricted for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.   INVENTORIES

          Inventories consist of the following:



                                      September 30,    December 31,
                                           1995            1994
                                      --------------   ------------
Lumber                                $       56,413  $      53,393
Logs                                          17,883         14,775
                                      --------------   ------------
                                      $       74,296  $      68,168
                                      ==============   ============


4.   LONG-TERM DEBT

          Long-term debt consists of the following:




                                                                  September 30,    December 31,
                                                                       1995            1994
                                                                  -------------    ------------
7.95% Timber Collateralized Notes due July 20, 2015               $    350,233     $    363,811
10-1/2% Senior Notes due March 1, 2003                                 235,000          235,000
Other                                                                      818              866
                                                                  -------------    ------------
                                                                       586,051          599,677
Less: current maturities                                               (14,195)         (13,670)
                                                                  -------------    ------------
                                                                  $    571,856     $    586,007
                                                                  =============    ============


5.   CONTINGENCIES

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species, water quality and air and water pollution. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on the Company's future consolidated operating results or financial position; however, there can be no assurance that future legislation, governmental regulations or judicial or administrative decisions would not adversely affect the Company or its ability to sell lumber, logs or timber. In recent developments, on June 30, 1995, the United States Supreme Court issued the Sweet Home v. Babbitt decision finding that under the federal Endangered Species Act (the "ESA") the use of private property can be restricted in a manner to prevent significant modification to habitat for endangered or threatened species. Also, in July 1995, in a case entitled Marbled Murrelet v. Babbitt (Case No. C-91-
522R), a U.S. District Court in Seattle ordered the U.S. Fish and Wildlife Service (the "USFWS") to make its final designation of critical habitat for the marbled murrelet by January 29, 1996 and to issue its proposed final
designation of critical habitat by August 1, 1995.   On August 10, 1995,
the USFWS published its proposed final designation of critical habitat for the marbled murrelet, designating over four million acres as critical habitat for the marbled murrelet, including approximately 33,000 acres of the Company's timberlands. The proposed designation was subject to a 60-day comment period and the Company filed comments vigorously opposing the proposed designation. It is impossible to determine the potential adverse impact of such designation on the Company's consolidated financial position or results of operations until such time as the proposed designation is finalized and related regulatory and legal issues are fully resolved. However, if the Company is unable to harvest, or is severely limited in harvesting, on timberlands designated as marbled murrelet critical habitat, such restrictions could have a material adverse effect on the Company's consolidated financial position and results of operations. If the Company is unable to harvest or is severely limited in harvesting, the Company intends to seek full compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a regulatory taking.

          There continue to be other regulatory actions and lawsuits seeking to have various species listed as threatened or endangered under the ESA and/or the California Endangered Species Act and to designate critical habitat for such species. It is uncertain what impact, if any, such listings and/or designations of critical habitat will have on the Company's consolidated financial position or results of operations.

          Various groups and individuals have filed objections with the California Department of Forestry ("CDF") regarding the CDF's actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs"), and the Company expects that such groups and individuals will continue to file objections to the Company's THPs. In addition, lawsuits are pending and threatened which seek to prevent the Company from implementing certain of its approved THPs and undertaking other timber harvesting operations. These challenges have severely restricted the Company's ability to harvest virgin old growth redwood timber on its property during the past few years, as well as substantial amounts of virgin Douglas-fir timber which are located in virgin old growth redwood stands. No assurance can be given as to the extent of such litigation in the future. The Company believes that environmentally focused challenges to its THPs are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's consolidated financial position or results of operations. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the consolidated operating results or financial position of the Company.

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

RESULTS OF OPERATIONS

          The Company's business is highly seasonal in that the Company generally experiences lower first and fourth quarter sales during the winter months due largely to the general decline in construction related activity. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and nine months ended September 30, 1995 and 1994.



                                                         Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                     -------------------------    ----------------------------
                                                         1995           1994          1995            1994
                                                     ----------     -----------   ------------    ------------
                                                       (In millions of dollars, except shipments and prices)
 Shipments:
      Lumber: (1)
           Redwood upper grades                            11.5          12.5            35.0           38.2
           Redwood common grades                           33.6          38.3           109.4          101.5
           Douglas-fir upper grades                         1.8           1.7             5.0            6.1
           Douglas-fir common grades and other             21.8          16.0            53.3           47.9
                                                      ----------    ----------     -----------    -----------
                Total lumber                               68.7          68.5           202.7          193.7
                                                      ==========    ==========     ===========    ===========
      Logs (2)                                             10.8           4.9            28.5           21.9
                                                      ==========    ==========     ===========    ===========
      Wood chips (3)                                       62.4          55.3           148.4          142.7
                                                      ==========    ==========     ===========    ===========
 Average sales price:
      Lumber: (4)
           Redwood upper grades                      $    1,514    $    1,434     $     1,510    $     1,436
           Redwood common grades                            517           499             496            481
           Douglas-fir upper grades                       1,261         1,431           1,308          1,402
           Douglas-fir common grades                        416           429             395            439
      Logs (4)                                              419           462             393            606
      Wood chips (5)                                        119            87             109             86

 Net sales:
      Lumber, net of discount                        $     45.7    $     46.4     $     134.4    $     131.7
      Logs                                                  4.5           2.3            11.2           13.3
      Wood chips                                            7.4           4.8            16.2           12.3
      Cogeneration power                                     .9           1.2             1.7            2.7
      Other                                                  .3            .3             1.0             .9
                                                     ----------    ----------     -----------    -----------
                Total net sales                      $     58.8    $     55.0     $     164.5    $     160.9
                                                     ==========    ==========     ===========    ===========
Operating income                                     $     17.1    $     17.1     $      45.9    $      48.8
                                                     ==========    ==========     ===========    ===========
 Operating cash flow (6)                             $     23.5    $     23.1     $      65.3    $      65.9
                                                     ==========    ==========     ===========    ===========
 Income before income taxes and extraordinary        $      4.4    $      4.3     $       7.2    $      17.4
      item                                           ==========    ==========     ===========    ===========
 Net income                                          $      2.7    $      9.6     $       4.5    $       2.5
                                                     ==========    ==========     ===========    ===========



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


          Shipments
          Lumber shipments for the third quarter of 1995 were essentially unchanged from the third quarter of 1994. Increased shipments of common grade Douglas-fir lumber were offset by decreased shipments of both common and upper grade redwood lumber. Log shipments for the third quarter of 1995 were 10.8 million feet (net Scribner scale), an increase from 4.9 million feet for the third quarter of 1994.

          Lumber shipments for the nine months ended September 30, 1995 increased from the nine months ended September 30, 1994. Increased shipments of redwood common lumber and common grade Douglas-fir lumber were partially offset by decreased shipments of upper grade redwood lumber. Log shipments for the nine months ended September 30, 1995 were
 28.5 million feet, an increase from 21.9 million feet for the nine months ended September 30, 1994. A significant portion of the Company's log sales are to Britt Lumber Co., Inc., a wholly owned indirect subsidiary of MGI.

          Net sales
          Revenues from net sales of lumber and logs for the third quarter of 1995 increased as compared to the third quarter of 1994. This increase was principally due to higher shipments of logs and common grade Douglas-fir lumber and an increase in the average realized price for upper grade redwood lumber, partially offset by decreased shipments of common and upper grade redwood lumber. The increase in other sales for the third quarter of 1995 as compared to the third quarter of 1994 was due to higher sales of wood chips.

          Revenues from net sales of lumber and logs for the nine months ended September 30, 1995 were essentially unchanged from the nine months ended September 30, 1994. Increased shipments of logs, redwood common lumber and common grade Douglas-fir lumber and an increase in the average realized price for upper grade redwood lumber were mostly offset by decreases in the average realized prices for logs and common grade Douglas-fir lumber and decreased shipments of upper grade redwood lumber. The increase in other sales for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 was due to higher sales of wood chips, partially offset by lower sales of electrical power.

          Operating income
          Operating income for the third quarter of 1995 was essentially unchanged from the third quarter of 1994. Higher gross margins on wood chip sales and increased sales of logs were offset by higher costs of lumber sales. Operating income for the nine months ended September 30, 1995 decreased as compared to the nine months ended September 30, 1994. This decrease was primarily due to higher costs of lumber sales and lower sales of logs, partially offset by higher gross margins on wood chip sales and higher sales of lumber. Costs of lumber sales for both 1995 periods were unfavorably impacted by higher purchases of logs from third parties, partially offset by improved sawmill productivity. Cost of goods sold for the nine months ended September 30, 1995 was reduced by $1.5 million of business interruption insurance proceeds for the settlement of claims related to the April 1992 earthquake.

          Income before income taxes and extraordinary item
          Income before income taxes and extraordinary item for the nine months ended September 30, 1995 decreased as compared to the nine months ended September 30, 1994 and was essentially unchanged for the third quarters of 1995 and 1994. The decrease for the year-to-date period resulted from lower investment, interest and other income and the decrease in operating income as discussed above. Investment, interest and other income for the nine months ended September 30, 1994 included a franchise tax refund of $7.2 million (the substantial portion of which represented interest) from the State of California.

 FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          As of September 30, 1995, the Company had consolidated long-term debt of $540.0 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $553.6 million at December 31, 1994. The decrease in long-term debt was primarily due to principal payments on the Timber Notes. The Company anticipates that cash flows from operations, together with existing cash and available sources of financing, will be sufficient to fund the Company's working capital and capital expenditures requirements for the foreseeable future; however, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

          The indentures governing the Senior Notes and the Timber Notes and the Company's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of September 30, 1995, under the most restrictive of these covenants, approximately $12.6 million of dividends could be paid by the Company. During the nine months ended September 30, 1995, the Company paid dividends totaling $19.0 million.

          As of September 30, 1995, $18.1 million of borrowings was available under the Company's Revolving Credit Agreement, of which $3.1 million was available for letters of credit. No borrowings were outstanding as of September 30, 1995, and letters of credit outstanding amounted to $11.9 million. In November 1995, the Revolving Credit Agreement was amended to extend its maturity date to May 31, 1998 and provide for an additional $30.0 million of available borrowings which can be used for the acquisition of timberlands.

 TRENDS

          See Note 5 of the Condensed Notes to Consolidated Financial Statements for the disclosures the Company has made with respect to the proposed final designation of approximately 33,000 acres of the Company's timberlands as critical habitat for the marbled murrelet.

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

                        PART II.  OTHER INFORMATION


 ITEM 1.  LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1995 and June 30, 1995 (the "Forms 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K and the Forms 10-Q.

          In connection with the Kayes/Miller action, on October 10, 1995, the U.S. Supreme Court denied defendants' petition for writ of certiorari. The U.S. District Court is expected to reassume jurisdiction of this case. A status conference is scheduled for November 17, 1995 in this case and the DOL civil action.

 TIMBER HARVESTING LITIGATION

          In connection with Sierra Club and EPIC v. The California Department of Forestry, Scotia Pacific Holding Co., et al. (No. 95 DR
 0072), on August 30, 1995, the Court of Appeal denied plaintiffs' motion for reconsideration of the Court's June 6, 1995 order which, among other things, denied plaintiffs' request for a stay of timber harvesting operations pursuant to the forest health exemptions previously filed by the Company and its subsidiaries. On September 1, 1995, the Company and its subsidiaries notified the CDF that it intended to commence operations under the forest health exemptions shortly after September 15, 1995, the end of the marbled murrelet nesting season. On September 15, 1995, EPIC filed another lawsuit with respect to the forest health exemptions which are the subject of the above-referenced case; that case is entitled Marbled Murrelet, et al. v. Bruce Babbitt, et al. (No. C-95-3261) and was filed in the U.S. District Court for the Northern District of California. The complaint alleges violations of the ESA, the National Environmental Protection Act ("NEPA") and the Administrative Procedures Act ("APA"). Plaintiffs claim, among other things, that the timber harvesting operations pursuant to the forest health exemptions will contribute to the destruction of habitat for the marbled murrelet. At a hearing on September 28, 1995, the Court issued a preliminary injunction enjoining the Company and its subsidiaries from conducting timber harvesting operations under portions of the forest health exemptions until a trial on the merits of the case; the majority of the timberlands which are subject to the injunction are timberlands which have been proposed as critical habitat for the marbled murrelet. On October 10, 1995, the Company appealed the issuance of the preliminary injunction to the U.S. Ninth Circuit Court of Appeals.

          In connection with the Thron, et al. v. Pacific Lumber, et al. (No. 95 DR 0100) and Thron, et al. v. Pacific Lumber, et al. (No. 95 DR
 0182) actions, on October 16, 1995 the Court dismissed these cases, with prejudice. As part of the dismissal stipulation, plaintiffs agreed that they will not file or assist in any other litigation challenging the CDF's approval of the THPs involved in these cases.

          In connection with Lost Coast League, et al. v. CDF, et al. (No. 94 DR 0046), on September 14, 1995, the Court granted defendants' motion to strike plaintiffs' first supplement to the first amended petition. The Court is expected to establish a briefing and trial schedule if plaintiffs object to the reapproved THP 95-537. In connection with Lost Coast League, et al. v. CDF, et al. (No. 95 DR 0119), on September 14, 1995, the Court sustained the defendants' demurrer; this case has been dismissed.

ITEM 5.  OTHER INFORMATION

          A variety of bills are currently pending in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, environmental protection and the restriction, regulation and administration of timber harvesting practices. For example, a bill is pending in the California legislature which would, among other things, initiate negotiations by the California Resources Agency with the Company for the public acquisition of approximately 4,700 acres of the Company's timberlands, 3,000 acres of which is a contiguous block of virgin old growth redwood forest often referred to as the "Headwaters Forest." Since this bill and the other bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing, or the impact of these bills on the financial position or results of operations of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge.

          In January 1995, an action entitled U.S., ex rel., Martel v. Hurwitz, et al. was filed in the U.S. District Court for the Northern District of California (No. C950322) against MGI and others; the Company is not a defendant in this suit. Plaintiff alleges, among other things, that defendants used the federally insured assets of United Savings Association of Texas ("USAT") to acquire junk bonds from Michael Milken and Drexel, Burnham, Lambert Inc. ("Drexel") and that, in exchange, Mr. Milken and Drexel arranged financing for defendants' various business ventures, including the acquisition of the Company. Plaintiff alleges that USAT became insolvent in 1988 and that defendants should be required to pay $1.6 billion (subject to trebling) to cover USAT's losses. Plaintiff seeks, among other things, that the Court impose a constructive trust upon the fruits of the alleged improper use of USAT funds. This action is purportedly brought by plaintiff on behalf of the U.S. government; however, it is the Company's understanding that the U.S. government has declined to participate in the suit.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS:

                    4.1  Amended and Restated Credit Agreement

                    4.2 Form of Deed of Trust, Assignment of Rents, Grant of Easement and Fixture Filing

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


                                   THE PACIFIC LUMBER COMPANY




 Date: November 14, 1995      By:       GARY L. CLARK
                                         Gary L. Clark
                                  Vice President - Finance and
                                         Administration