Form 10-K405
period 1995-12-31
PACIFIC LUMBER CO /DE/
filed 1996-03-28
CIK 796838

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                              ---------------


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995   COMMISSION FILE NUMBER 1-9204


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

                              ---------------


        Securities registered pursuant to Section 12(b) of the Act:

                                   None.


        Securities registered pursuant to Section 12(g) of the Act:

                                   None.

                              ---------------


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

    Number of shares of Common Stock outstanding at March 15, 1996:  100
     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(J)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    DOCUMENTS INCORPORATED BY REFERENCE:

                                   None.

                                   PART I


ITEM 1.        BUSINESS

     GENERAL

          The Pacific Lumber Company and its subsidiaries (collectively referred to herein as the "Company" or "Pacific Lumber," unless the context indicates otherwise) engage in several principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. The Company has been in continuous operation for over 125 years.

          The Company is an indirect wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

     TIMBERLANDS

          The Company owns and manages approximately 192,000 acres of commercial timberlands. These timberlands are located in Humboldt County along the northern California coast which has very favorable soil and climate conditions. These timberlands contain approximately three-quarters redwood and one-quarter Douglas-fir timber. The Company's acreage is virtually contiguous, is located in close proximity to its sawmills and contains an extensive (1,100 mile) network of roads. These factors greatly facilitate the Company's operations and forest management techniques. The extensive roads throughout the Company's timberlands facilitate log hauling, serve as fire breaks and allow the Company's foresters access to employ forest stewardship techniques which protect the trees from forest fires, erosion, insects and other damage.

          Approximately 179,000 acres of the Company's timberlands are owned by Scotia Pacific Holding Company (the "Scotia Pacific Timberlands"), a special purpose Delaware corporation and wholly owned subsidiary of Pacific Lumber ("Scotia Pacific"). Pacific Lumber has the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 non-contiguous acres of the Scotia Pacific Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the Scotia Pacific Timberlands. Substantially all of Scotia Pacific's assets, including the Scotia Pacific Timberlands and the GIS (defined below), are pledged as security for Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). Pacific Lumber harvests and purchases from Scotia Pacific all of the logs harvested from the Scotia Pacific Timberlands. See "--Relationships With Scotia Pacific and Britt" for a description of this and other relationships among Pacific Lumber, Scotia Pacific and Britt Lumber Co., Inc. ("Britt"), an affiliate of the Company.

          The forest products industry grades lumber in various classifications according to quality. The two broad categories within which all grades fall, based on the absence or presence of knots, are called "upper" and "common" grades, respectively. "Old growth" trees, often defined as trees which have been growing for approximately 200 years or longer, have a higher percentage of upper grade lumber than "young growth" trees (those which have been growing for less than 200 years). "Virgin" old growth trees are located in timber stands that have not previously been harvested. "Residual" old growth trees are located in timber stands which have been partially harvested in the past.

          The Company has engaged in extensive efforts to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. The Company is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. The Company also actively engages in efforts to establish timberlands from open areas such as pasture land. During 1995, the Company planted approximately 676,000 redwood and Douglas-fir seedlings. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, the Company supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber grown on the Company's timberlands is regenerated almost entirely by planting seedlings.

     HARVESTING PRACTICES

          The ability of the Company to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPs"). THPs are required to be developed by registered professional foresters and must be filed with, and approved by, the California Department of Forestry ("CDF") prior to the harvesting of timber. Each THP is designed to comply with applicable environmental laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. See "--Regulatory and Environmental Factors" for information regarding proposed critical habitat designation, sustained yield regulations and related matters. The Company maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of the Company's properties, including timber type, tree class, wildlife data, roads, rivers and streams. By carefully monitoring and updating this data base and conducting field studies, the Company's foresters are able to develop detailed THPs addressing the various regulatory requirements. The Company also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of GIS data.

          The Company employs a variety of well-accepted methods of selecting trees for harvest. These methods, which are designed to achieve optimal regeneration, are referred to as "silvicultural systems" in the forestry profession. Silvicultural systems range from very light thinnings aimed at enhancing the growth rate of retained trees to clear cutting which results in the harvest of all trees in an area and replacement with a new forest stand. In between are a number of varying levels of partial harvests which can be employed. The Company's foresters select the appropriate silvicultural system for any given site based upon the specific conditions of that site. The Company customarily employs silvicultural systems that involve thinnings followed by a variety of partial cuttings to achieve a high degree of natural regeneration. Partial harvesting allows the remaining trees to obtain more light, nutrients and water, thereby
promoting faster growth rates.   Pacific Lumber uses a variety of factors,
including the size and density of the remaining trees, to determine when to again submit a THP with respect to a given area. Clear cutting is only used under specific circumstances where it is advisable due to specific site conditions (such as undesirable tree species composition for natural regeneration, topographic difficulties which preclude partial cuttings or the need to create more diverse wildlife habitats within watersheds as recommended by the Company's wildlife biologists). Due to the magnitude of its timberlands and conservative application of silvicultural systems that retain substantial numbers of trees on areas that are harvested, the Company has historically conducted harvesting operations on approximately 5% of its timberlands in any given year.

     PRODUCTION FACILITIES

          The Company owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from the Company's timberlands. Since 1986, the Company has implemented numerous technological advances which have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, the Company's annual lumber production has averaged approximately 268 million board feet, with approximately 290, 286, and 228 million board feet produced in 1995, 1994 and 1993, respectively. The Fortuna sawmill, built by the Company in 1972, produces primarily common grade lumber. During 1995, the Fortuna mill produced approximately 94 million board feet of lumber. The Carlotta sawmill was acquired in 1986 and produces both common and upper grade redwood lumber. During 1995, the Carlotta mill produced approximately 67 million board feet of lumber. Sawmill "A," located in Scotia, was remodeled in 1983 and processes Douglas-fir logs while Sawmill "B," also located in Scotia, primarily processes large diameter redwood
logs.   During 1995, Sawmills "A" and "B" produced 79 and 51 million board feet of lumber, respectively.

          The Company operates a finishing plant which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include the industry's largest variety of customized trim and fascia patterns. The Company also enhances the value of some grades of common grade lumber by assembling knot-free pieces of narrower and shorter lumber into wider or longer pieces in its state-of-the-art end and edge glue plant. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products.

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

          In addition, the Company owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from the Company's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to the Company's timberlands where several of its manufacturing facilities are located. The Company sells surplus power to Pacific Gas and Electric Company. In 1995, the sale of surplus power accounted for approximately 1% of the Company's total revenues.

     PRODUCTS

          The following table sets forth the distribution of Pacific Lumber's lumber production (on a net board foot basis) and revenues by product line:



                                                          Year Ended December 31, 1995           Year Ended December 31, 1994
                                                     -------------------------------------   ------------------------------------
                                                     % of Total                              % of Total
                                                       Lumber     % of Total                   Lumber     % of Total
                                                     Production     Lumber     % of Total    Production     Lumber      % of Total
                                                       Volume      Revenues     Revenues       Volume      Revenues      Revenues
                     Product                         ----------   ----------   ----------    ----------   ----------    ----------
Upper grade redwood lumber                                  17%          38%          31%           17%          41%           33%
Common grade redwood lumber                                 54%          40%          32%           58%          36%           30%
                                                     ----------   ----------   ----------    ----------   ----------    ----------
     Total redwood lumber                                   71%          78%          63%           75%          77%           63%
                                                     ----------   ----------   ----------    ----------   ----------    ----------
Upper grade Douglas-fir lumber                               3%           5%           4%           3%           7%            5%
Common grade Douglas-fir lumber                             23%          14%          11%           20%          13%           10%
                                                     ----------   ----------   ----------    ----------   ----------    ----------
     Total Douglas-fir lumber                               26%          19%          15%           23%          20%           15%
                                                     ----------   ----------   ----------    ----------   ----------    ----------
Other grades of lumber                                       3%           3%           4%            2%           3%            4%
                                                     ----------   ----------   ----------    ----------   ----------    ----------
     Total lumber                                          100%         100%          82%          100%         100%           82%
                                                     ==========   ==========   ==========    ==========   ==========    ==========
Logs                                                                                   7%                                       9%
                                                                               ==========                               ==========
Hardwood chips                                                                         4%                                       4%
Softwood chips                                                                         5%                                       4%
                                                                               ----------                               ----------
     Total wood chips                                                                  9%                                       8%
                                                                               ==========                               ==========


          Lumber
          The Company primarily produces and markets lumber. In 1995, the Company sold approximately 277 million board feet of lumber, which accounted for approximately 82% of the Company's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

          Redwood lumber is the Company's largest product category.
Redwood is commercially grown only along the northern coast of California and possesses certain unique characteristics which permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

          Upper grade redwood lumber, which is derived primarily from old growth trees and is characterized by an absence of knots and other defects and a very fine grain, is used primarily in more costly and distinctive
interior and exterior applications.   The overall supply of upper grade
lumber has been diminishing due to increasing environmental and regulatory restrictions and other factors. While the Company's competitive position with respect to upper grade lumber has been improving due to the quality of its timberlands, its supply of upper grade lumber has decreased in some premium product categories. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Common grade redwood lumber, the Company's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing.

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

          Logs
          The Company currently sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. The purchasers of these logs are largely Britt, and surrounding mills which do not own sufficient timberlands to support their mill operations. See "-- Relationships With Scotia Pacific and Britt" below. Except for the agreement with Britt described below, the Company does not have any significant contractual relationships with any third parties relating to the purchase of logs. The Company has historically not purchased significant quantities of logs from third parties; however, the Company may from time to time purchase logs from third parties for processing in its mills or for resale to third parties if, in the opinion of management, economic factors are advantageous to the Company.

          Wood Chips
          The Company uses a whole-log chipper to produce wood chips from hardwood trees which would otherwise be left as waste. These chips are sold to third parties primarily for the production of facsimile and other specialty papers. The Company also produces softwood chips from the wood residue and waste from its milling and finishing operations. These chips are sold to third parties for the production of wood pulp and paper products.

     BACKLOG AND SEASONALITY

          The Company's backlog of sales orders at December 31, 1995 and 1994 was approximately $11.5 million and $11.9 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year. The Company has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, the Company's results in any one quarter are not necessarily indicative of results to be expected for the full year.

     MARKETING

          The housing, construction and remodeling markets are the primary markets for the Company's lumber products. The Company's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. The Company sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 63% of these sales in 1995. Common grades of Douglas-fir lumber are sold primarily in California. In 1995, no single customer accounted for more than 4% of the Company's total revenues. Exports of lumber accounted for approximately 4% of the Company's total revenues in 1995. The Company markets its products through its own sales staff which focuses primarily on domestic sales.

          The Company actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of products. Due to its high quality products, large inventory, competitive prices and long history, the Company believes that it has a strong degree of customer loyalty.

     COMPETITION

          The Company's lumber is sold in highly competitive markets. Competition is generally based upon a combination of price, service, product availability and product quality. The Company's products compete not only with other wood products but with metals, masonry, plastic and other construction materials made from non-renewable resources. The level of demand for the Company's products is dependent on such broad factors as overall economic conditions, interest rates and demographic trends. In addition, competitive considerations, such as total industry production and competitors' pricing, as well as the price of other construction products, affect the sales prices for the Company's lumber products. The Company currently enjoys a competitive advantage in the upper grade redwood lumber market due to the quality of its timber holdings and relatively low cost production operations. Competition in the common grade redwood and Douglas-fir lumber market is more intense, and the Company competes with numerous large and small lumber producers.

     EMPLOYEES

          As of March 1, 1996, the Company had approximately 1,600 employees, none of whom are covered by a collective bargaining agreement.

     RELATIONSHIPS WITH SCOTIA PACIFIC AND BRITT

          In March 1993, Pacific Lumber consummated its offering of $235 million of 10-1/2% Senior Notes due 2003 (the "Senior Notes") and Scotia Pacific consummated its offering of $385 million of Timber Notes. Upon the closing of such offerings, Pacific Lumber, Scotia Pacific and Britt entered into a variety of agreements. Pacific Lumber and Scotia Pacific entered into a Services Agreement (the "Services Agreement") and an Additional Services Agreement (the "Additional Services Agreement"). Pursuant to the Services Agreement, Pacific Lumber provides operational, management and related services with respect to the Scotia Pacific Timberlands containing timber of Scotia Pacific ("Scotia Pacific Timber") not performed by Scotia Pacific's own employees. Such services include the furnishing of all equipment, personnel and expertise not within Scotia Pacific's possession and reasonably necessary for the operation and maintenance of the Scotia Pacific Timberlands containing Scotia Pacific Timber. In particular, Pacific Lumber is required to regenerate Scotia Pacific Timber, prevent and control loss of Scotia Pacific Timber by fires, maintain a system of roads throughout the Scotia Pacific Timberlands, take measures to control the spread of disease and insect infestation affecting Scotia Pacific Timber and comply with environmental laws and regulations, including measures with respect to waterways, habitat, hatcheries and endangered species. Pacific Lumber is also required (to the extent necessary) to assist Scotia Pacific personnel in updating the GIS and to prepare and file, on Scotia Pacific's behalf, all pleadings and motions and otherwise diligently pursue appeals of any denial of any THP and related matters. As compensation for these and the other services to be provided by the Company, Scotia Pacific pays a fee which is adjusted on January 1 of each year based on a specified government index relating to wood products. The fee was approximately $115,100 per month in 1995 and is expected to be approximately $112,100 per month in 1996. Pursuant to the Additional Services Agreement, Scotia Pacific provides Pacific Lumber with a variety of services, including (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning the Pacific Lumber's own timber properties, and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays Scotia Pacific a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

          Pacific Lumber and Scotia Pacific also entered into a Master Purchase Agreement (the "Master Purchase Agreement"). The Master Purchase Agreement governs all purchases of logs by Pacific Lumber from Scotia Pacific. Each purchase of logs by Pacific Lumber from Scotia Pacific is made pursuant to a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) for the Scotia Pacific Timber covered by an approved THP. Each log purchase agreement generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. The purchase price must be at least equal to the SBE Price (as defined below). The Master Purchase Agreement provides that if the purchase price equals or exceeds (i) the price for such species and category thereof set forth on the structuring schedule applicable to the Timber Notes and (ii) the SBE Price, then such price shall be deemed to be the fair market value of such logs. The Master Purchase Agreement defines the "SBE Price," for any species and category of timber, as the stumpage price for such species and category as set forth in the most recent "Harvest Value Schedule" published by the California State Board of Equalization ("SBE") applicable to the timber sold during the period covered by such Harvest Value Schedule. Such Harvest Value Schedules are published for purposes of computing yield taxes and generally are released every six months. As the Company purchases logs from Scotia Pacific pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Scotia Pacific Timber covered by approved THPs and, thus, the purchase price thereof is based upon "stumpage prices." Title to the harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. Substantially all of Scotia Pacific's revenues are derived from the sale of logs to Pacific Lumber under the Master Purchase Agreement.

          Pacific Lumber, Scotia Pacific and Salmon Creek Corporation ("Salmon Creek," a wholly owned subsidiary of Pacific Lumber) also entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber entered into an Environmental Indemnification Agreement with Scotia Pacific pursuant to which Pacific Lumber agreed to indemnify Scotia Pacific from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Scotia Pacific Timberlands.

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

     REGULATORY AND ENVIRONMENTAL FACTORS

          Regulatory and environmental issues play a significant role in the Company's forest products operations. The Company's forest products operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. These laws include the California Forest Practice Act (the "Forest Practice Act"), which requires that timber harvesting operations be conducted in accordance with detailed requirements set forth in the Forest Practice Act and in the regulations promulgated thereunder by the California Board of Forestry (the "BOF"). The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed fish, wildlife and plants which have been declared to be endangered or threatened. The California Environmental Quality Act ("CEQA") provides, in general, for protection of the environment of the state, including protection of air and water quality and of fish and wildlife. In addition, the California Water Quality Act requires, in part, that the Company's operations be conducted so as to reasonably protect the water quality of nearby rivers and streams. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its future liquidity, consolidated results of operations or financial position; however, these laws and regulations are modified from time to time and there can be no assurance that certain pending or future legislation, governmental regulations or judicial or administrative decisions would not materially adversely affect the Company (see below).

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield objectives. These regulations require timber companies to project the average annual growth they will have on their timberlands during the last decade of a 100-year planning period ("Projected Annual Growth"). During any rolling ten-year period, the average annual harvest over such ten-year period may not exceed Projected Annual Growth. The first ten-year period began in May 1994. Pacific Lumber is required to submit, by October 1996, a plan setting forth, among other things, its Projected Annual Growth. Pacific Lumber has not completed its analysis of the projected productivity of its timberlands and is therefore unable to predict the impact that these regulations will have on its future timber harvesting practices; however, the final results of this analysis could require Pacific Lumber to reduce (or permit it to increase) its timber harvest in future years from the average annual harvest that it has experienced in recent years. Pacific Lumber believes that it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and by increasing the productivity of its timberlands.

          In March 1992, the marbled murrelet was approved for listing as endangered under the CESA. In October 1992, the U.S. Fish and Wildlife Service ("USFWS") issued its final rule listing the marbled murrelet as a threatened species under the ESA in the tri-state area of Washington, Oregon and California. The Company has incorporated, and will continue to incorporate as required, mitigation measures into its THPs to protect and maintain habitat for the marbled murrelet on its timberlands. The
BOF requires the Company to conduct pre-harvest marbled murrelet surveys to provide certain site specific mitigations in connection with THPs covering virgin old growth timber and unusually dense stands of residual old growth timber. Such surveys can only be conducted during a portion of the murrelet's nesting and breeding season, which extends from April through mid-September. Accordingly, such surveys are expected to delay the review and approval process with respect to certain of the THPs filed by the Company. The results of such surveys to date (based upon current survey protocols) have indicated that the Company has approximately 6,000 acres of occupied marbled murrelet habitat. A substantial portion of this land contains virgin and residual old growth timber and the bulk of it falls within the areas proposed to be designated as critical habitat for the marbled murrelet (see below). The Company is unable to predict when or if it will be able to harvest this acreage.

          In January 1994, the USFWS proposed designation of critical habitat for the marbled murrelet under the ESA (which proposed designation did not include any of Pacific Lumber's timberlands). In July 1995, in a case entitled Marbled Murrelet v. Babbitt (Case No. C-91-522R), a U.S. District Court in Seattle ordered the USFWS to make its final designation of critical habitat for the marbled murrelet by January 29, 1996 and to issue its proposed final designation of critical habitat by August 1, 1995. On August 10, 1995, the USFWS published its proposed final designation of critical habitat for the marbled murrelet (the "Proposed Designation"), seeking to designate over four million acres as critical habitat for the marbled murrelet, including approximately 33,000 acres of Pacific Lumber's timberlands. The Proposed Designation was subject to a 60-day comment period and Pacific Lumber filed comments vigorously opposing the Proposed Designation. In February 1996, the Court extended until May 15, 1996 the deadline for final designation of critical habitat for the marbled murrelet. The USFWS has not yet published its final designation of critical habitat for the marbled murrelet. The Company is unable to predict when or if it would be able to harvest on any acreage finally designated as critical habitat. Furthermore, it is impossible to determine the future adverse impact of such designation on the Company's liquidity, consolidated financial position or results of operations until such time as the Proposed Designation is finalized and related regulatory and legal issues are fully resolved. However, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as marbled murrelet critical habitat, such restrictions could have a material adverse effect on its liquidity, consolidated financial condition and results of operations. If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek full compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a taking.

          The Company's wildlife biologists are conducting research concerning the marbled murrelet on the Company's timberlands and are currently developing a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). The Murrelet HCP, which is designed to mitigate the impact of the Proposed Designation, has been submitted to the USFWS. The Company is working with the USFWS and other government agencies on the Murrelet HCP. It is uncertain when the Murrelet Plan review process will be completed or what the outcome will be of the review process or its effect upon the Company's liquidity, consolidated financial position or results of operations.

          There also continue to be other regulatory actions and lawsuits seeking to have various other species listed as threatened or endangered under the ESA and/or the CESA and to designate critical habitat for such species. The Company is uncertain what effect any such other listings and/or designations of critical habitat would have on its liquidity, consolidated financial position or results of operations.

          Various groups and individuals have filed objections with the CDF and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of Pacific Lumber's THPs, and it expects that such groups and individuals will continue to file objections to certain of its THPs. In addition, lawsuits are pending which seek to prevent Pacific Lumber from implementing certain of its approved THPs and other harvesting operations. These challenges have severely restricted Pacific Lumber's ability to harvest virgin old growth timber on its property (and to a lesser extent, its residual old growth timber). To date, challenges with respect to Pacific Lumber's THPs relating to young growth and residual old growth timber have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its THPs are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's liquidity, consolidated financial position or results of operations. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the liquidity, consolidated results of operations or financial position of the Company. See also Item 3. "Legal Proceedings--Timber Harvesting Litigation" for a description of the pending Marbled Murrelet action.

          In June 1990, the USFWS designated the northern spotted owl as threatened under the ESA. The owl's range includes all of the Company's timberlands. The ESA and its implementing regulations (and related California regulations) generally prohibit harvesting operations in which individual owls might be killed, displaced or injured or which result in significant habitat modification that could impair the survival of individual owls or the species as a whole. Since 1988, biologists have conducted inventory and habitat utilization studies of northern spotted owls on the Company's timberlands. The Company has developed and the USFWS has given its full concurrence to a comprehensive wildlife management plan for the northern spotted owl (the "Owl Plan"). The Owl Plan was recently updated through 1999 and the USFWS agreed that operations consistent with the Owl Plan would not result in the take of any owls. By incorporating the Owl Plan into each THP filed with the CDF, the Company is able to expedite the approval time with respect to its THPs. Both federal and state agencies continue to review and consider possible additional regulations regarding the northern spotted owl. It is uncertain if such additional regulations will become effective or their ultimate content. The plaintiffs in the Marbled Murrelet action have requested injunctive relief with respect to the Owl Plan. See Item 3. "Legal Proceedings--Timber Harvesting Litigation."

          Laws and regulations dealing with the Company's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection, air and water quality, and the restriction, regulation and administration of timber harvesting practices. For example, a bill has been introduced in the California legislature which would, among other things, initiate negotiations by the California Resources Agency for the public acquisition of approximately 4,700 acres of Pacific Lumber's timberlands, 3,000 acres of which is a contiguous block of virgin old growth redwood forest often referred to as the "Headwaters Forest." In addition, the U.S. Congressman from the congressional district in which Pacific Lumber is located has introduced a bill which would, among other things, authorize public acquisition of the Headwaters Forest and up to 1,700 contiguous acres. The bill would authorize the Secretary of the Interior to exchange government-owned timberlands and other property for the appraised fair market value of the Headwaters Forest and any contiguous acreage to be acquired. Because such bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing or the impact of any of these bills on the future liquidity, consolidated financial position or operating results of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is, however, impossible to assess the effect of such matters on the future liquidity, consolidated financial position or operating results of the Company.

ITEM 2.        PROPERTIES

          A description of the Company's properties is included under Item 1 above.

ITEM 3.        LEGAL PROCEEDINGS

     MERGER LITIGATION

          In September 1989, seven past and present employees of Pacific Lumber brought an action against Pacific Lumber, MAXXAM, MGI, and certain current and former directors and officers of Pacific Lumber, MAXXAM and MGI, in the United States District Court, Northern District of California, entitled Kayes, et al. v. Pacific Lumber Company, et al. (No. C89-3500) (the "Kayes action"). Plaintiffs purport to be participants in or beneficiaries of Pacific Lumber's former Retirement Plan (the "Retirement Plan") for whom a group annuity contract was purchased from Executive Life Insurance Company ("Executive Life") in 1986 after termination of the Retirement Plan. The Kayes action alleges that the Pacific Lumber, MAXXAM and MGI defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") to participants and beneficiaries of the Retirement Plan by purchasing the group annuity contract from Executive Life and selecting Executive Life to administer the annuity payments. Plaintiffs seek, among other things, a new group annuity contract on behalf of the Retirement Plan participants and beneficiaries. This case was dismissed on April 14, 1993 and was refiled as Jack Miller, et al. v. Pacific Lumber Company, et al. (No. C-89-3500-SBA) (the "Miller action") on April 26, 1993. The Miller action was dismissed on May 14, 1993. On October 22, 1994, the President signed the Pension Annuitants' Protection Act of 1994, intended in part, to overturn the U.S. District Court's dismissal of the Miller action and to make available certain remedies not previously provided under ERISA. On April 10, 1995, the U.S. Ninth Circuit Court of Appeals reversed the dismissal of the Miller action. On August 7, 1995, the defendants requested the U.S. Supreme Court to review the case by filing a petition for writ of certiorari. The U.S. Supreme Court denied defendants' petition for writ of certiorari.

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

          On December 8, 1995, the parties in the Kayes/Miller action and DOL civil action reached an agreement in principle to settle these matters. The proposed settlement is subject to execution of a definitive agreement and other contingencies. A status conference is scheduled for April 12, 1996 in the Kayes/Miller action and the DOL civil action. A special committee of the Board of Directors of MAXXAM has been appointed to review the proposed settlement and a related derivative action.

          Management is of the opinion that the outcome of the foregoing litigation and proposed settlement should not have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations.

     TIMBER HARVESTING LITIGATION

          Various actions, similar to each other, have been filed against Pacific Lumber and its subsidiaries, MAXXAM, MGI, various state officials and others, alleging, among other things, violations of the Forest Practice Act, the CEQA, ESA, CESA, and/or related regulations. These actions seek to prevent Pacific Lumber and its subsidiaries from harvesting certain of their THPs and conducting certain other timber operations.

          The Sierra Club and EPIC v. The California Department of Forestry, Scotia Pacific Holding Co., et al. (No. 95 DR 0072) action (the "Sierra Club action") in the Superior Court of Humboldt County, filed on March 10, 1995 by the Sierra Club and the Environmental Protection Information Center ("EPIC"), relates to exemptions for forest health which Pacific Lumber and its subsidiaries had previously filed covering their entire timberlands. The plaintiffs allege, among other things, that the defendants have violated the CEQA, the CESA and the Forest Practice Act and seek, among other things, to stay all operations authorized by the exemptions. In May 1995, the Court denied plaintiffs' request for a preliminary injunction and dismissed the case on its merits. On May 19, 1995, plaintiffs appealed the Court's decision and requested an emergency stay of harvesting. On June 6, 1995, the Court of Appeal denied the plaintiffs' request for a stay of timber harvesting operations; however, plaintiffs continued their appeal of the trial court's decision. In July 1995, the USFWS and the California Department of Fish and Game ("CDFG") inspected the Company's property and determined that certain areas (which the Company estimates to be approximately 6,000 acres) are suitable marbled murrelet habitat and have prohibited harvesting on these timberlands from April 1 through September 15 (the marbled murrelet breeding and nesting season). These agencies have also imposed certain other restrictions to assure that there is no adverse impact on the marbled murrelet.

          On September 1, 1995, Pacific Lumber and its subsidiaries notified the CDF that they intended to commence operations under the forest health exemptions shortly after September 15, 1995, the end of the marbled murrelet breeding season. In connection with the Sierra Club action, on February 23, 1996, the Court of Appeal affirmed the trial court's decision in favor of the Company, finding that harvesting of dead, dying or diseased trees is exempt from the environmental review requirements of CEQA and the Forest Practice Act. It is uncertain if plaintiffs will seek review of this decision from the California Supreme Court. The Company is still prohibited from harvesting under certain portions of the exemptions as a result of the Marbled Murrelet action described below.

          On September 15, 1995, EPIC filed another lawsuit with respect to the forest health exemptions; that case is entitled Marbled Murrelet, et al. v. Bruce Babbitt, et al. (No. C-95-3261) (the "Marbled Murrelet action") and was filed in the U.S. District Court for the Northern District of California. As amended, the complaint alleges, among other things, violations of the ESA, the National Environmental Protection Act ("NEPA") and the Administrative Procedures Act ("APA"). Plaintiffs claim, among other things, that the timber harvesting operations pursuant to the forest health exemptions will contribute to the destruction of habitat for the marbled murrelet and the northern spotted owl. Following a hearing on September 28, 1995, the Court dissolved a temporary restraining order ("TRO") and issued a preliminary injunction enjoining the Company and its subsidiaries from conducting timber harvesting operations under portions of the forest health exemptions until a trial on the merits of the case. The majority of the timberlands which are subject to the injunction are timberlands which have been proposed as critical habitat for the marbled murrelet. In October 1995, the Company appealed the issuance of the preliminary injunction to the U.S. Ninth Circuit Court of Appeals; oral argument in the appeal was held March 14, 1996. On March 6, 1996, the plaintiffs asked for leave to amend their pleadings to add additional claims and seek additional injunctive relief concerning, among other things, the Company's Owl Plan and up to eight other THPs (only two of which are presently approved). The eight THPs cover approximately 1,360 acres of the Company's timberlands and represent a substantial portion of the volume the Company and its subsidiaries are planning to utilize in their operations for 1996. On March 15, 1996, the Court granted plaintiffs' motion to file an amended complaint and issued a TRO enjoining Pacific Lumber and its subsidiaries from harvesting pursuant to the eight THPs. On March 20, 1996, the Court held a hearing on plaintiffs' motion for a preliminary injunction and extended the TRO for ten additional days while it considers the motion.

          The EPIC, et al. v. California State Board of Forestry, et al. (No. 91CP244) action in the Superior Court of Humboldt County, filed by the Sierra Club and EPIC in 1991, relates to a THP for approximately 237 acres of virgin old growth timber. After the Superior Court reversed the BOF's approval of this THP, certain modifications were made to the THP, which was then unanimously approved by the BOF. The Superior Court later issued judgment in favor of Pacific Lumber. On appeal, the Court of Appeal in October 1993 affirmed the trial court's judgment approving harvesting under this THP. In April 1993, EPIC filed another action with respect to this THP entitled EPIC, Marbled Murrelet, et al. v. Bruce Babbitt, Secretary, Department of Interior, et al. (No. C93-1400) (the "EPIC action") in the U.S. District Court for the Northern District of California, alleging an unlawful "taking" of the marbled murrelet under the ESA. The Court dismissed the federal and state agency defendants and limited plaintiffs' claims against the Company. Harvesting was stayed pending outcome of a trial which commenced in August 1994 and concluded in September 1994. On February 24, 1995, the judge ruled that the area covered by the THP is occupied by the marbled murrelet and permanently enjoined implementation of the THP in order to protect the marbled murrelet. The Company appealed the Court's decision to the U.S. Ninth Circuit Court of Appeals; oral argument on the appeal was held March 14, 1996.

          The Lost Coast League v. The California Department of Forestry, et al. (No. 94DR0046) action in Superior Court of Humboldt County, filed in February 1994, relates to a THP for approximately 121 acres of primarily virgin old growth timber. The Court issued an injunction staying timber harvesting pending trial. On July 14, 1994, after a trial on the merits, the Court issued its decision setting aside CDF's approval of the THP and remanding the THP to CDF for further review and consideration. In October 1994, the Company submitted a revised THP, which was subsequently approved. The Court is expected to establish a briefing and trial schedule with respect to plaintiff's objections to the reapproval of the revised THP.

          In view of the recent developments in the Marbled Murrelet action, the Company is uncertain whether or not the matters described above will have a material adverse effect on its liquidity, consolidated financial position or results of operations. See Item 1. "Business-- Regulatory and Environmental Factors" above for a description of regulatory and similar matters which could affect Pacific Lumber's timber harvesting practices and future operating results.

     USAT MATTER

          In January 1995, an action entitled U.S., ex rel., Martel v. Hurwitz, et al. was filed in the U.S. District Court for the Northern District of California (No. C950322) (the "Martel action") against MAXXAM, MGI and others. This action is purportedly brought by plaintiff on behalf of the U.S. government; however, the U.S. government has declined to participate in the suit. The Company is not a defendant in this suit. Plaintiff alleges, among other things, that defendants used the federally insured assets of United Savings Association of Texas ("USAT") to acquire junk bonds from Michael Milken and Drexel, Burnham, Lambert Inc. ("Drexel") and that, in exchange, Mr. Milken and Drexel arranged financing for defendants' various business ventures, including the acquisition of the Company. Plaintiff alleges that USAT became insolvent in 1988 and that defendants should be required to pay $1.6 billion (subject to trebling) to cover USAT's losses. Plaintiff seeks, among other things, that the Court impose a constructive trust upon the fruits of the alleged improper use of USAT funds. On March 22, 1996, the Court granted defendant's motion to have this case transferred to the U.S. District Court for the Southern District of Texas. Management is of the opinion that the outcome of the foregoing litigation should not have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations.

     OTHER LITIGATION MATTERS

          The Company is involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

          The Company's common stock is indirectly held entirely by MGI, which is a wholly owned subsidiary of MAXXAM. Accordingly, the Company's common stock is not traded on any stock exchange and has no established public trading market. The Company declared and paid dividends on its common stock in the amount of $22.0 million and $24.5 million in 1995 and 1994, respectively. As of December 31, 1995, approximately $15.7 million of dividends could be paid by the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Investing and Financing Activities" and Note 4 to the Consolidated Financial Statements appearing in Item 8.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing in Item
8. The following table presents selected operational and financial information for the years ended December 31, 1995 and 1994.



                                                                                   Years Ended
                                                                                   December 31,
                                                                             -----------------------
                                                                                1995         1994
                                                                             ----------   ----------
                                                                                 (In millions of
                                                                                     dollars,
                                                                                 except shipments
                                                                                   and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                                                     46.5         52.9
          Redwood common grades                                                   146.8        144.3
          Douglas-fir upper grades                                                  7.4          8.6
          Douglas-fir common grades and other                                      76.0         66.3
                                                                             ----------   ----------
          Total lumber                                                            276.7        272.1
                                                                             ==========   ==========
     Logs (2)                                                                      40.3         34.4
                                                                             ==========   ==========
     Wood chips (3)                                                               192.8        197.7
                                                                             ==========   ==========

Average sales price:
     Lumber: (4)
          Redwood upper grades                                               $    1,495   $    1,443
          Redwood common grades                                                     496          481
          Douglas-fir upper grades                                                1,301        1,420
          Douglas-fir common grades                                                 392          444
     Logs (4)                                                                       396          567
     Wood chips (5)                                                                 107           86

Net sales:
     Lumber, net of discount                                                 $    181.4   $    186.0
     Logs                                                                          15.9         19.5
     Wood chips                                                                    20.7         17.1
     Cogeneration power                                                             2.5          3.5
     Other                                                                          1.4          1.3
                                                                             ----------   ----------
          Total net sales                                                    $    221.9   $    227.4
                                                                             ==========   ==========
Operating income                                                             $     64.6   $     70.4
                                                                             ==========   ==========
Operating cash flow (6)                                                      $     90.5   $     95.9
                                                                             ==========   ==========
Income before income taxes and extraordinary item                            $     13.0   $     26.3
                                                                             ==========   ==========
Net income                                                                   $      6.6   $     10.0
                                                                             ==========   ==========




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



          Shipments
          Lumber shipments in 1995 increased as compared to 1994.
Increased shipments of common grade Douglas-fir and redwood common lumber were partially offset by decreased shipments of upper grade redwood lumber. Log shipments in 1995 were 40.3 million feet (net Scribner scale), an increase of 5.9 million feet from 1994 shipments. A significant portion of the Company's log sales are to Britt.

          Old growth trees constitute the Company's principal source of upper grade redwood lumber. Due to the severe restrictions on the Company's ability to harvest old growth timber (large diameter) on its property (see "--Trends"), the Company's supply of upper grade lumber has decreased in some premium product categories. The Company has been able to lessen the impact of these decreases by augmenting its production facilities to increase its recovery of upper grade lumber from smaller diameter logs and increasing production capacity for manufactured upper grade lumber products through its end and edge glue facility (which was expanded during 1994). However, unless the Company is able to sustain the harvest level of old growth trees it has experienced in prior years, the Company expects that its production of premium upper grade lumber products will decline from current levels and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products.

          Net sales
          Revenues from net sales of lumber and logs for 1995 decreased as compared to 1994. Decreased shipments of upper grade redwood lumber and lower average realized prices for logs and common and upper grade Douglas-fir lumber were partially offset by increased shipments of common grade Douglas-fir lumber and logs, higher average realized prices for both upper and common grades of redwood lumber and increased shipments of redwood common lumber. The increase in other sales for 1995 as compared to 1994 was due to higher average realized prices for wood chips, partially offset by lower sales of electrical power.

          Operating income
          Operating income for 1995 decreased as compared to 1994. This decrease was primarily due to lower sales of lumber and logs, higher cost of lumber and log sales and lower sales of electrical power, partially offset by increased sales of wood chips and higher gross margins on wood chip sales. Cost of lumber sales for 1995 was unfavorably impacted by higher purchases of logs from third parties, partially offset by improved sawmill productivity. Cost of goods sold for 1995 was reduced by $1.5 million of business interruption insurance proceeds for the settlement of claims related to an April 1992 earthquake.

          Logging costs have increased primarily due to the harvest of smaller diameter logs and, to a lesser extent, compliance with environmental regulations relating to the harvesting of timber and litigation costs incurred in connection with certain THPs filed by the Company. See "--Trends." During the past few years, the Company has significantly increased its production capacity for manufactured lumber products by assembling knot-free pieces of narrower and shorter lumber into wider or longer pieces in its end and edge glue plant. This manufactured lumber results in a significant increase in lumber recovery and produces a standard size upper grade product which is sold at a premium price compared to common grade products of similar dimensions. The Company has instituted a number of measures at its sawmills during the past several years designed to enhance the efficiency of its operations, such as expansion of its manufactured lumber facilities and other improvements in lumber recovery, automated lumber handling and the modification of its production scheduling to maximize cogeneration power revenues.

          Income before income taxes and extraordinary item
          Income before income taxes and extraordinary item decreased for 1995 as compared to 1994. This decrease was primarily due to lower investment, interest and other income and the decrease in operating income. Investment, interest and other income for 1994 includes the receipt of a franchise tax refund of $7.2 million (as described in Note 9 to the Consolidated Financial Statements).

          Credit (provision) in lieu of income taxes
          The provision in lieu of income taxes for 1994 includes a credit relating to reserves the Company no longer believes are necessary.

          Extraordinary item
          The litigation settlement in the second quarter of 1994 (as described in Note 8 to the Consolidated Financial Statements) resulted in an extraordinary loss of $14.9 million, net of related income taxes of $6.3 million. The extraordinary loss consists of the Company's $14.8 million cash payment to the settlement fund, a $2.0 million accrual for additional contingent claims and $4.4 million of related legal fees.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          A significant portion of the Company's consolidated assets are owned by Scotia Pacific, and the Company expects that Scotia Pacific will provide a major portion of the Company's timber requirements from which it will generate the substantial portion of its future operating cash flow. The holders of the Timber Notes have priority over the claims of creditors of the Company with respect to the assets and cash flow of Scotia Pacific. Under the terms of the indenture governing the terms of the Timber Notes (the "Timber Note Indenture"), Scotia Pacific will not have available cash for distribution to Pacific Lumber unless Scotia Pacific's cash flow from operations exceeds the amounts required by the Timber Note Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses. The Timber Note Indenture prohibits Scotia Pacific from incurring any additional indebtedness for borrowed money and limits the business activities of Scotia Pacific to the ownership and operation of its timber and timberlands and actions reasonably incidental thereto. The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of Scotia Pacific's timber (through the harvest and sale of logs) to required amortization of the Timber Notes. The required amount of amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Note Indenture. The minimum amount of principal which Scotia Pacific must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined in the Timber Note Indenture) is Rated Amortization. If all payments of principal are made in accordance with Rated Amortization, the payment date on which Scotia Pacific will pay the final installment of principal is July 20, 2015. The amount of principal which Scotia Pacific must pay through each Timber Note payment date in order to avoid payment of prepayment or deficiency premiums is Scheduled Amortization. If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia Pacific will pay the final installment of principal is July 20, 2009.

          The following table presents the amortization of the Timber Notes based on Rated Amortization and Scheduled Amortization:



                                                                        Rated           Scheduled
                                                                     Amortization      Amortization
                                                                   ---------------   ---------------
                                                                        (In millions of dollars)
Years Ending December 31:
     1996                                                          $           8.3   $          14.1
     1997                                                                      8.5              16.2
     1998                                                                      8.7              19.3
     1999                                                                     10.2              21.6
     2000                                                                     12.6              24.0
     Thereafter                                                              301.9             255.0
                                                                   ---------------   ---------------
                                                                   $         350.2   $         350.2
                                                                   ===============   ===============



          During 1994, 1995 and January 1996, Scotia Pacific repaid approximately $13.1 million, $13.6 million and $8.5 million, respectively, of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

          Once appropriate provision is made for current debt service on the Timber Notes and expenditures for operating and capital costs, and in the absence of certain Trapping Events (as defined in the Timber Note Indenture) or outstanding judgments, the Timber Note Indenture does not limit monthly distributions of available cash from Scotia Pacific to the Company. Accordingly, the Company expects that once Scotia Pacific's debt service, operating and capital expenditure requirements have been met, substantially all of Scotia Pacific's available cash will be periodically distributed to the Company. Scotia Pacific paid $59.0 million and $88.9 million of dividends to the Company during the years ended December 31, 1995 and 1994, respectively. In the event Scotia Pacific's cash flows are not sufficient to generate distributable funds to the Company, the Company's ability to pay interest on the Senior Notes and to service its other indebtedness would be materially impaired.

          During the years ended December 31, 1995 and 1994, the Company's operating income before depletion and depreciation ("operating cash flow") amounted to $90.5 million and $95.9 million, respectively, which exceeded interest incurred on all of its indebtedness in those years by $35.0 million and $39.8 million, respectively.

          The indentures governing the Senior Notes and the Timber Notes and the Revolving Credit Agreement (as defined below) contain various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. Generally, the amount of dividends the Company may pay is limited to 50% of the Company's consolidated net income and depletion and cash dividends received from Scotia Pacific, exclusive of the net income and depletion of Scotia Pacific as long as any Timber Notes are outstanding. As of December 31, 1995, under the most restrictive of these covenants, approximately $15.7 million of dividends could be paid by the Company. The Company paid an aggregate of $22.0 million and $24.5 million of dividends in 1995 and 1994, respectively.

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

          The Company has a revolving credit agreement with a bank (as amended and restated, the "Revolving Credit Agreement") which expires on May 31, 1998. Borrowings under the Revolving Credit Agreement are secured by the Company's trade receivables and inventories, with interest computed at the bank's reference rate plus 1-1/4% or the bank's offshore rate plus 2-1/4%. The Revolving Credit Agreement provides for borrowings of up to $60.0 million, of which $15.0 million may be used for standby letters of credit and $30.0 million is restricted to timberland acquisitions. Borrowings made pursuant to the portion of the credit facility restricted to timberland acquisitions would also be secured by the purchased
timberlands.   As of December 31, 1995, $48.1 million of borrowings was
available under the Revolving Credit Agreement, of which $3.1 million was available for letters of credit and $30.0 million was restricted to timberland acquisitions. No borrowings were outstanding as of December 31, 1995, and letters of credit outstanding amounted to $11.9 million. The Revolving Credit Agreement contains covenants substantially similar to those contained in the indenture governing the Senior Notes.

          The Company's capital expenditures were made to improve production efficiency, reduce operating costs and, to a lesser degree, acquire additional timberlands. The Company's capital expenditures were $9.1 million and $11.0 million for the years ended December 31, 1995 and 1994, respectively. Capital expenditures for 1996 are expected to be $12.0 million and for the 1997 - 1998 period are estimated to be between $9.0 million and $14.0 million per year. The Company may purchase additional timberlands from time to time as appropriate opportunities arise.
Moreover, such purchases could exceed historical levels. Capital expenditures attributable to the reconstruction of the commercial facilities destroyed by an earthquake in April 1992 were approximately $1.9 million for 1993 and $2.6 million for 1994, when construction was completed.

          As of December 31, 1995, the Company had consolidated working capital of $68.9 million and long-term debt of $540.4 million (net of current maturities and restricted cash deposited in a liquidity account for the benefit of the holders of the Timber Notes) as compared to $60.0 million and $553.6 million, respectively, at December 31, 1994. The decrease in long-term debt was primarily due to principal payments on the Timber Notes. The Company anticipates that cash flow from operations, together with existing cash and available sources of financing, will be sufficient to fund its working capital and capital expenditure requirements for the next year. With respect to long-term liquidity, the Company believes that its existing cash and cash equivalents, together with its ability to generate sufficient cash flow from operations and its ability to obtain both short and long-term financing, should provide sufficient funds to meet its working capital and capital expenditure requirements. However, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including litigation and governmental regulation affecting timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its future consolidated financial position, results of operations or liquidity; however, these laws and regulations are modified from time to time, and there can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not adversely affect the Company or its ability to sell lumber, logs or timber. See "Business--Regulatory and Environmental Factors" and Note 8 to the Consolidated Financial Statements for information regarding sustained yield regulations, the proposed final designation of approximately 33,000 acres of the Company's timberlands as critical habitat for the marbled murrelet, and other information regarding regulatory and environmental factors affecting the Company's operations.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair the Company's ability to maintain adequate log inventories and force the Company to temporarily idle or curtail operations at certain lumber mills from time to time.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated future cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value, less cost to sell. SFAS 121 is effective for financial statements for fiscal years beginning after December 31, 1995. The Company does not expect that the adoption of SFAS 121 will have a material impact on the Company's consolidated financial statements.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholder of The Pacific Lumber Company:

          We have audited the accompanying consolidated balance sheets of The Pacific Lumber Company (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and stockholder's equity (deficit) for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Pacific Lumber Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As explained in Notes 5 and 6 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.


                                   ARTHUR ANDERSEN LLP


San Francisco, California
January 19, 1996

                         CONSOLIDATED BALANCE SHEET



                                                                                     December 31,
                                                                             ----------------------------
                                                                                 1995            1994
                                                                             ------------    ------------
                                                                               (In thousands of dollars)
                                  ASSETS

Current assets:
     Cash and cash equivalents                                               $     26,480    $     24,330
     Receivables:
          Trade                                                                    19,688          23,258
          Other                                                                     1,565           4,035
     Inventories                                                                   75,580          68,168
     Prepaid expenses and other current assets                                      6,933           3,660
                                                                             ------------    ------------
               Total current assets                                               130,246         123,451
Timber and timberlands, net of depletion of $204,856 and $188,003 at
     December 31, 1995 and 1994, respectively                                     337,390         350,871
Property, plant and equipment, net                                                 93,726          96,960
Deferred financing costs, net                                                      22,397          24,516
Deferred income taxes                                                              41,958          50,142
Restricted cash                                                                    31,367          32,402
Other assets                                                                        5,502           5,925
                                                                             ------------    ------------
                                                                             $    662,586    $    684,267
                                                                             ============    ============

              LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                        $      3,898    $      3,309
     Accrued compensation and related benefits                                      9,241          10,285
     Accrued interest                                                              20,666          21,109
     Deferred income taxes                                                         10,244          12,986
     Other accrued liabilities                                                      3,077           2,105
     Long-term debt, current maturities                                            14,195          13,670
                                                                             ------------    ------------
               Total current liabilities                                           61,321          63,464
Long-term debt, less current maturities                                           571,812         586,007
Other noncurrent liabilities                                                       33,613          23,517
                                                                             ------------    ------------
               Total liabilities                                                  666,746         672,988
                                                                             ------------    ------------

Contingencies

Stockholder's equity (deficit):
     Common stock, $.01 par value, 100 shares authorized and issued                     -               -
     Additional capital                                                           157,520         157,520
     Accumulated deficit                                                         (161,680)       (146,241)
                                                                             ------------    ------------
               Total stockholder's equity (deficit)                                (4,160)         11,279
                                                                             ------------    ------------
                                                                             $    662,586    $    684,267
                                                                             ============    ============




     The accompanying notes are an integral part of these financial statements.

                               CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                Years Ended December 31,
                                                                          ------------------------------------
                                                                             1995         1994         1993
                                                                          ----------   ----------   ----------
                                                                                (In thousands of dollars)
Net sales:
     Lumber and logs                                                      $ 197,320    $ 205,504    $ 193,227
     Other                                                                   24,619       21,875       17,407
                                                                          ----------   ----------   ----------
                                                                            221,939      227,379      210,634
                                                                          ----------   ----------   ----------

Operating expenses:
     Cost of goods sold (exclusive of depletion and depreciation)           116,445      116,316      115,175
     Selling, general and administrative                                     14,992       15,190       18,869
     Depletion and depreciation                                              25,927       25,485       25,374
                                                                          ----------   ----------   ----------
                                                                            157,364      156,991      159,418
                                                                          ----------   ----------   ----------

Operating income                                                             64,575       70,388       51,216

Other income (expense):
     Investment, interest and other income                                    3,928       12,022        3,884
     Interest expense                                                       (55,462)     (56,067)     (59,145)
                                                                          ----------   ----------   ----------
Income (loss) before income taxes, extraordinary items and cumulative
     effect of changes in accounting principles                              13,041       26,343       (4,045)
Credit (provision) in lieu of income taxes                                   (6,480)      (1,429)       1,683
                                                                          ----------   ----------   ----------
Income (loss) before extraordinary items and cumulative effect of
     changes in accounting principles                                         6,561       24,914       (2,362)
Extraordinary items:
     Loss on litigation settlement, net of related credit in lieu of
          income taxes of $6,312                                                   -     (14,866)           -
     Loss on early extinguishment of debt, net of related credit in
          lieu of income taxes of $5,566                                           -           -      (10,802)
Cumulative effect of changes in accounting principles:
     Postretirement benefits other than pensions, net of related
          credit in lieu of income taxes of $1,566                                 -           -       (2,348)
     Accounting for income taxes                                                   -           -        4,973
                                                                          ----------   ----------   ----------
Net income (loss)                                                         $   6,561    $  10,048    $ (10,539)
                                                                          ==========   ==========   ==========



   The accompanying notes are an integral part of these financial statements.

                             CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                      Years Ended December 31,
                                                                ------------------------------------
                                                                   1995         1994         1993
                                                                ----------   ----------   ----------
                                                                      (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $   6,561    $  10,048    $ (10,539)
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
          Depletion and depreciation                               25,927       25,485       25,374
          Net sales of marketable securities                          478        6,619        6,025
          Amortization of deferred financing costs                  2,269        2,197        2,580
          Net gains on marketable securities                         (478)        (984)      (1,310)
          Net loss (gain) on asset dispositions                       419         (830)         134
          Extraordinary loss on early extinguishment of
               debt, net                                                -            -       10,802
          Cumulative effect of changes in accounting
               principles, net                                          -            -       (2,625)
          Decrease (increase) in accrued and deferred income
               taxes                                                7,572        1,627       (1,697)
          Increase in accounts payable                                589          949           53
          Decrease (increase) in receivables                        5,913       (8,742)       9,991
          Increase (decrease) in other liabilities                  7,406       (2,027)        (394)
          Decrease (increase) in inventories, net of
               depletion                                           (7,301)      (1,608)         987
          Decrease (increase) in prepaid expenses and other
               current assets                                      (3,273)        (721)         237
          Decrease in accrued interest                               (443)        (518)      (9,398)
          Other                                                       423          706          (74)
                                                                ----------   ----------   ----------
               Net cash provided by operating activities           46,062       32,201       30,146
                                                                ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of assets                                  13        1,119          229
     Capital expenditures                                          (9,140)     (10,962)     (10,472)
                                                                ----------   ----------   ----------
               Net cash used for investing activities              (9,127)      (9,843)     (10,243)
                                                                ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                               (22,000)     (24,500)     (25,000)
     Redemptions, repurchase of and principal payments on
          long-term debt                                          (13,670)     (13,235)    (557,883)
     Incurrence of financing costs                                   (150)        (213)     (28,235)
     Proceeds from issuance of long-term debt                           -            -      620,000
     Restricted cash deposits, net                                  1,035        1,160      (33,562)
                                                                ----------   ----------   ----------
               Net cash used for financing activities             (34,785)     (36,788)     (24,680)
                                                                ----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                2,150      (14,430)      (4,777)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     24,330       38,760       43,537
                                                                ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  26,480    $  24,330    $  38,760
                                                                ==========   ==========   ==========

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
     ACTIVITIES:
     Timber and timberlands acquired subject to loans from
          seller                                                $     615    $     910    $       -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest                 $  53,636    $  54,388    $  65,963
     Income taxes paid (refunded)                                  (5,190)       1,170           14



   The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)



                                            Common
                                             Stock       Additional      Accumulated
                                          ($.01 Par)       Capital         Deficit          Total
                                         ------------   ------------    ------------    ------------
                                                          (In thousands of dollars)
Balance, January 1, 1993                 $          -  $     157,520   $    (96,250)   $     61,270

     Net loss                                       -              -        (10,539)        (10,539)

     Dividends                                      -              -        (25,000)        (25,000)
                                         ------------   ------------    ------------    ------------

Balance, December 31, 1993                          -        157,520       (131,789)         25,731

     Net income                                     -              -         10,048          10,048

     Dividends                                      -              -        (24,500)        (24,500)
                                         ------------   ------------    ------------    ------------

Balance, December 31, 1994                          -        157,520       (146,241)         11,279

     Net income                                     -              -          6,561           6,561

     Dividends                                      -              -        (22,000)        (22,000)
                                         ------------   ------------    ------------    ------------

Balance, December 31, 1995               $          -  $     157,520   $   (161,680)   $     (4,160)
                                         ============   ============    ============    ============


    The accompanying notes are an integral part of these financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES

     BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of The Pacific Lumber Company and its wholly owned subsidiaries, collectively referred to herein as the "Company." The Company is an indirect wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). Intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation.

          The Company operates in several principal aspects of the lumber industry - the growing and harvesting of redwood and Douglas-fir timber, the milling of logs in lumber and the manufacture of lumber into a variety of finished products. Housing, construction and remodeling are the principal markets for the Company's lumber products. Export sales generally constitute approximately 4% of the Company's sales. A significant portion of the Company's sales are made to third parties located west of the Mississippi river.

          The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities,
(ii) disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the subsequent resolution of any one of the contingent matters described in Note 8 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the reported amounts of the Company's consolidated assets and liabilities.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash Equivalents
          Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less.

          Marketable Securities
          On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). In accordance with the provisions of SFAS 115, marketable securities are carried at fair value beginning on December 31, 1993. Prior to that date, marketable securities portfolios were carried at the lower of cost or market at the balance sheet date. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income for each of the three years ended December 31, 1995 were: 1995 - net realized gains of $478; 1994 - a decrease in net unrealized gains of $264 and net realized gains of $1,248; and 1993 - net realized gains of $1,046 and net unrealized gains of $264.

          Inventories
          Inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out ("LIFO") method.

          Timber and Timberlands
          Timber and timberlands are stated at cost, net of accumulated depletion. Depletion is computed utilizing the unit-of-production method based upon estimates of timber values and quantities.

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

          Restricted Cash and Concentrations of Credit Risk
          Restricted cash represents the amount initially deposited into an account (the "Liquidity Account") held by the trustee under the indenture governing the 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes") of Scotia Pacific Holding Company ("Scotia Pacific"), a wholly owned subsidiary of the Company. See Note 4. The Liquidity Account is not available, except under certain limited circumstances, for Scotia Pacific's working capital purposes; however, it is available to pay the Rated Amortization (as defined in Note 4) and interest on the Timber Notes if and to the extent that cash flows are insufficient to make such payments. The required Liquidity Account balance will generally decline as principal payments are made on the Timber Notes. Investment, interest and other income for the years ended December 31, 1995, 1994 and 1993 includes interest of approximately $2,560, $2,638 and $2,101, respectively, attributable to an investment rate agreement (at 7.95% per annum) with the financial institution which holds the Liquidity Account.

          At December 31, 1995 and 1994, cash and cash equivalents include $19,742 and $19,439, respectively, (the "Payment Account") which is reserved for debt service payments on the Timber Notes (see Note 4). The Payment Account and the Liquidity Account are each held by a different financial institution. In the event of nonperformance by such financial institutions, the Company's exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon. The Company mitigates its concentrations of credit risk with respect to these restricted cash deposits by maintaining them at high credit quality financial institutions and monitoring the credit ratings of these institutions.

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

          The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:




                                                                December 31, 1995         December 31, 1994
                                                             -----------------------   -----------------------
                                                              Carrying       Fair       Carrying       Fair
                                                               Amount        Value       Amount        Value
                                                             ----------   ----------   ----------   ----------
Cash and cash equivalents                                    $  26,480    $  26,480    $  24,330    $  24,330
Restricted cash                                                 31,367       31,367       32,402       32,402
Long-term debt                                                (586,007)    (590,594)    (599,677)    (558,801)


2.        INVENTORIES

          Inventories consist of the following:




                                                                                   December 31,
                                                                             -----------------------
                                                                                1995         1994
                                                                             ----------   ----------
Lumber                                                                       $   57,905   $   53,393
Logs                                                                             17,675       14,775
                                                                             ----------   ----------
                                                                             $   75,580   $   68,168
                                                                             ==========   ==========


          During 1993, inventory quantities were reduced. This reduction resulted in the liquidation of LIFO inventory quantities carried at prevailing costs from prior years which were higher than the current cost of inventory. The effect of this inventory liquidation increased cost of goods sold by approximately $222 for the year ended December 31, 1993.

3.        PROPERTY, PLANT AND EQUIPMENT

          The major classes of property, plant and equipment are as follows:




                                                                                             December 31,
                                                                                       -----------------------
                                                                         Estimated
                                                                           Useful
                                                                           Lives          1995         1994
                                                                       -------------   ----------   ----------
Machinery and equipment                                                 5 - 15 years   $ 122,437    $ 119,280
Buildings                                                                   33 years      29,079       27,666
Logging roads                                                               15 years       7,486        7,102
                                                                                       ----------   ----------
                                                                                         159,002      154,048
Less: accumulated depreciation                                                           (65,276)     (57,088)
                                                                                       ----------   ----------
                                                                                       $  93,726    $  96,960
                                                                                       ==========   ==========



          Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $9,185, $8,808 and $8,233, respectively.

4.        LONG-TERM DEBT

          Long-term debt consists of the following:




                                                                                   December 31,
                                                                             -----------------------
                                                                                1995         1994
                                                                             ----------   ----------
7.95% Scotia Pacific Timber Collateralized Notes due July 20, 2015           $ 350,233    $ 363,811
10-1/2% Pacific Lumber Senior Notes due March 1, 2003                          235,000      235,000
Other                                                                              774          866
                                                                             ----------   ----------
                                                                               586,007      599,677
Less: current maturities                                                       (14,195)     (13,670)
                                                                             ----------   ----------
                                                                             $ 571,812    $ 586,007
                                                                             ==========   ==========


          On March 23, 1993, the Company issued $235,000 of the Senior Notes and Scotia Pacific, its newly-formed wholly owned subsidiary, issued $385,000 of the Timber Notes. The Company and Scotia Pacific used the net proceeds from the sale of the Senior Notes and the Timber Notes, together with the Company's cash and marketable securities, to (i) retire (a) $163,784 aggregate principal amount of the Company's 12% Series A Senior Notes due July 1, 1996 (the "Series A Notes"), (b) $299,725 aggregate principal amount of the Company's 12.2% Series B Senior Notes due July 1, 1996 (the "Series B Notes"), and (c) $41,750 aggregate principal amount of the Company's 12-1/2% Senior Subordinated Debentures due July 1, 1998 (the "Debentures;" the Series A Notes, the Series B Notes and the Debentures are referred to collectively as the "Old Pacific Lumber Securities"); (ii) pay accrued interest on the Old Pacific Lumber Securities through the date of redemption; (iii) pay the applicable redemption premiums on the Old Pacific Lumber Securities; (iv) repay the Company's $28,867 cogeneration facility loan; (v) fund the initial deposit of $35,000 to the Liquidity Account; and
(vi) pay a $25,000 dividend to a subsidiary of MGI. These transactions resulted in a pre-tax extraordinary loss of $16,368, consisting primarily of the payment of premiums and the write-off of unamortized deferred financing costs on the Old Pacific Lumber Securities.

          The indenture governing the Timber Notes (the "Timber Note Indenture") prohibits Scotia Pacific from incurring any additional indebtedness for borrowed money and limits the business activities of Scotia Pacific to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of Scotia Pacific and are not obligations of, or guaranteed by, the Company or any other person. The Timber Notes are secured by a lien on (i) Scotia Pacific's timber and timberlands (representing $179,364 of the Company's consolidated balance at December 31, 1995), (ii) Scotia Pacific's contract rights and certain other assets, (iii) the funds deposited in the Payment Account and the Liquidity Account, and (iv) substantially all of Scotia Pacific's other property and equipment.

          The Timber Notes are structured to link, to the extent of available cash, the deemed depletion of Scotia Pacific's timber (through the harvest and sale of logs) to required amortization of the Timber Notes. The required amount of amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Note Indenture. The minimum amount of principal which Scotia Pacific must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined in the Timber Note Indenture) is referred to as rated amortization ("Rated Amortization"). If all payments of principal are made in accordance with Rated Amortization, the payment date on which Scotia Pacific will pay the final installment of principal is July 20, 2015. The amount of principal which Scotia Pacific must pay through each Timber Note payment date in order to avoid prepayment or deficiency premiums is referred to as scheduled amortization ("Scheduled Amortization"). If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia Pacific will pay the final installment of principal is July 20, 2009. Scheduled Amortization on the Timber Notes is as follows: years ending December 31, 1996 - $14,103; 1997 - $16,165; 1998 - $19,335; 1999 - $21,651; 2000 -
$23,970; thereafter - $255,009.

          Principal and interest on the Timber Notes are payable semi-annually on January 20 and July 20. The Timber Notes are redeemable at the option of Scotia Pacific, in whole but not in part, at any time. The redemption price of the Timber Notes is equal to the sum of the principal amount, accrued interest and a prepayment premium calculated based upon the yield of like-term Treasury securities plus 50 basis points.

          Interest on the Senior Notes is payable semi-annually on March 1 and September 1. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after March 1, 1998 at a price of 103% of the principal amount plus accrued interest. The redemption price is reduced annually until March 1, 2000, after which time the Senior Notes are redeemable at par.

          The Company has a revolving credit agreement with a bank (as amended and restated, the "Revolving Credit Agreement") which expires on May 31, 1998. Borrowings under the Revolving Credit Agreement are secured by the Company's trade receivables and inventories, with interest computed at the bank's reference rate plus 1-1/4% or the bank's offshore rate plus 2-1/4%. The Revolving Credit Agreement provides for borrowings of up to $60,000, of which $15,000 may be used for standby letters of credit and $30,000 is restricted to timberland acquisitions. Borrowings made pursuant to the portion of the credit facility restricted to timberland acquisitions would also be secured by the purchased timberlands. As of December 31, 1995, $48,090 of borrowings was available under the Revolving Credit Agreement, of which $3,090 was available for letters of credit and $30,000 was restricted to timberland acquisitions. No borrowings were outstanding as of December 31, 1995, and letters of credit outstanding amounted to $11,910.

          The indentures governing the Senior Notes and the Timber Notes and the Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of December 31, 1995, under the most restrictive of these covenants, approximately $15,663 of dividends could be paid by the Company.

          Scheduled maturities of long-term debt outstanding at December 31, 1995 are as follows: years ending December 31, 1996 - $14,195; 1997 - $16,258; 1998 - $19,429; 1999 - $21,745; 2000 - $24,065; thereafter -
$490,315.

5.        CREDIT (PROVISION) IN LIEU OF INCOME TAXES

          The Company and its subsidiaries are members of MAXXAM's consolidated return group for federal income tax purposes. The Company's tax allocation agreement with MAXXAM (as amended on March 23, 1993, the "Tax Allocation Agreement"), provides that The Pacific Lumber Company, excluding its wholly owned subsidiaries ("Pacific Lumber"), is liable to MAXXAM for the federal consolidated income tax liability of Pacific Lumber, Scotia Pacific and certain other subsidiaries of Pacific Lumber (but excluding Salmon Creek Corporation) (collectively, the "PL Subgroup") computed as if the PL Subgroup was a separate affiliated group of corporations which was never affiliated with MAXXAM. The Tax Allocation Agreement further provides that Salmon Creek Corporation is liable to MAXXAM for its federal income tax liability computed as if Salmon Creek Corporation was a separate corporation which was never affiliated with MAXXAM. Under the tax allocation agreement with MAXXAM, prior to the effective date of its amendment on March 23, 1993, Pacific Lumber recorded tax liabilities or benefits computed as if it filed separate tax returns.

          The credit (provision) in lieu of income taxes on income (loss) before income taxes, extraordinary items and cumulative effect of changes in accounting principles consists of the following:



                                                                      Years Ended December 31,
                                                                ------------------------------------
                                                                   1995         1994         1993
                                                                ----------   ----------   ----------
Current:
     Federal credit (provision) in lieu of income taxes         $    (239)   $       -    $       -
     State and local                                                  (61)         (50)           -
                                                                ----------   ----------   ----------
                                                                     (300)         (50)           -
                                                                ----------   ----------   ----------
Deferred:
     Federal credit (provision) in lieu of income taxes            (4,755)      (1,748)       1,913
     State and local                                               (1,425)         369         (230)
                                                                ----------   ----------   ----------
                                                                   (6,180)      (1,379)       1,683
                                                                ----------   ----------   ----------
                                                                $  (6,480)   $  (1,429)   $   1,683
                                                                ==========   ==========   ==========



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

          A reconciliation between the credit (provision) in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes, extraordinary items and cumulative effect of changes in accounting principles is as follows:



                                                                                Years Ended December 31,
                                                                          ------------------------------------
                                                                             1995         1994         1993
                                                                          ----------   ----------   ----------
Income (loss) before income taxes, extraordinary items and cumulative
     effect of changes in accounting principles                           $  13,041    $  26,343    $  (4,045)
                                                                          ==========   ==========   ==========
Amount of federal income tax based upon the statutory
     rate                                                                 $  (4,564)   $  (9,220)   $   1,416
State and local taxes, net of federal tax benefit                              (966)         207         (150)
Revision of prior years' tax estimates and other changes in valuation
     allowances                                                                (651)       7,148         (566)
Increase in net deferred income tax assets due to tax rate change                 -            -          850
Other                                                                          (299)         436          133
                                                                          ----------   ----------   ----------
                                                                          $  (6,480)   $  (1,429)   $   1,683
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

          The components of the Company's net deferred income tax assets (liabilities) are as follows:



                                                                                   December 31,
                                                                             -----------------------
                                                                                1995         1994
                                                                             ----------   ----------
Deferred income tax assets:
     Timber and timberlands                                                  $  32,528    $  37,209
     Loss and credit carryforwards                                              25,408       29,301
     Other liabilities                                                           7,806        4,840
     Postretirement benefits other than pensions                                 2,316        2,145
     Other                                                                         222          892
     Valuation allowances                                                       (2,825)      (2,664)
                                                                             ----------   ----------
          Total deferred income tax assets, net                                 65,455       71,723
                                                                             ----------   ----------
Deferred income tax liabilities:
     Inventories                                                               (16,056)     (16,339)
     Property, plant and equipment                                             (15,023)     (14,848)
     Other                                                                      (2,662)      (3,380)
                                                                             ----------   ----------
          Total deferred income tax liabilities                                (33,741)     (34,567)
                                                                             ----------   ----------

Net deferred income tax assets                                               $  31,714    $  37,156
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

          Included in the net deferred income tax assets listed above are $28,199 and $33,540 at December 31, 1995 and 1994, respectively, which are recorded pursuant to the Tax Allocation Agreement with MAXXAM.

          The following table presents the Company's estimated tax attributes, for federal income tax purposes, under the terms of the Tax Allocation Agreement at December 31, 1995.



                                                                                           Expiring
                                                                                            Through
                                                                                          ----------
             Regular Tax Attribute Carryforwards:
                  Net operating losses                                       $   60,718      2010
                  Net capital losses                                              3,121      1997
                  Minimum tax credit                                                239        -

             Alternative Minimum Tax Attribute Carryforwards:
                  Net operating losses                                       $   23,618      2010



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

          A summary of the components of net periodic pension cost is as follows:



                                                                                Years Ended December 31,
                                                                          ------------------------------------
                                                                             1995         1994         1993
                                                                          ----------   ----------   ----------
             Service cost - benefits earned during the year               $   1,483    $   1,643    $   1,600
             Interest cost on projected benefit obligation                    1,693        1,263          918
             Actual loss (gain) on plan assets                               (3,900)          10       (2,128)
             Net amortization and deferral                                    2,460         (859)       1,359
                                                                          ----------   ----------   ----------
             Net periodic pension cost                                    $   1,736    $   2,057    $   1,749
                                                                          ==========   ==========   ==========



          The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet:




                                                                                   December 31,
                                                                             -----------------------
                                                                                1995         1994
                                                                             ----------   ----------
Actuarial present value of accumulated plan benefits:
     Vested benefit obligation                                               $  16,910    $  11,809
     Non-vested benefit obligation                                               1,214          779
                                                                             ----------   ----------
          Total accumulated benefit obligation                               $  18,124    $  12,588
                                                                             ==========   ==========

Projected benefit obligation                                                 $  21,841    $  15,047
Plan assets at fair value, primarily equity and debt securities                (18,363)     (13,184)
                                                                             ----------   ----------
Projected benefit obligation in excess of plan assets                            3,478        1,863
Unrecognized net transition asset                                                   24           29
Unrecognized net gain (loss)                                                       (27)       1,475
Unrecognized prior service cost                                                    (45)         (50)
                                                                             ----------   ----------
          Accrued pension liability                                          $   3,430    $   3,317
                                                                             ==========   ==========


          The assumptions used in accounting for the defined benefit plan were as follows:




                                                                             1995         1994         1993
                                                                          ----------   ----------   ----------
Rate of increase in compensation levels                                      5.0%         5.0%         5.0%
Discount rate                                                                7.25%        8.5%         7.5%
Expected long-term rate of return on assets                                  8.0%         8.0%         8.0%


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

          The Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") as of January 1, 1993. The costs of postretirement benefits other than pensions are accrued over the period the employees provide services to the date of their full eligibility for such benefits. Previously, such costs were expensed as actual claims were incurred. The cumulative effect of the change in accounting principle for the adoption of SFAS 106 was recorded as a charge to results of operations of $2,348, net of related income taxes of $1,566. The deferred income tax benefit related to the adoption of SFAS 106 was recorded at the federal and state statutory rates in effect on the date SFAS 106 was adopted.

          A summary of the components of net periodic postretirement benefit cost is as follows:



                                                                                Years Ended December 31,
                                                                          ------------------------------------
                                                                             1995         1994         1993
                                                                          ----------   ----------   ----------
Service cost - benefits earned during the year                            $     228    $     216    $      153
Interest cost on accumulated postretirement benefit obligation                  317          294           315
Net amortization and deferral                                                   (53)          (7)            -
                                                                          ----------   ----------   ----------
Net periodic postretirement benefit cost                                  $     492    $     503    $      468
                                                                          ==========   ==========   ==========


          The adoption of SFAS 106 increased the Company's loss before extraordinary item and cumulative effect of changes in accounting principles by $212 ($360 before tax) for the year ended December 31, 1993.

          The postretirement benefit liability recognized in the Company's Consolidated Balance Sheet is as follows:



                                                                                   December 31,
                                                                             -----------------------
                                                                                1995         1994
                                                                             ----------   ----------
Retirees                                                                     $      634   $      860
Actives eligible for benefits                                                       726          656
Actives not eligible for benefits                                                 3,317        2,355
                                                                             ----------   ----------
     Accumulated postretirement benefit obligation                                4,677        3,871
Unrecognized net gain                                                               553          972
                                                                             ----------   ----------
     Postretirement benefit liability                                        $    5,230   $    4,843
                                                                             ==========   ==========


          The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 11.0% for 1996 and is assumed to decrease gradually to 5.5% in 2008 and remain at that level thereafter. Each one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately $674 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $90.

          The discount rates used in determining the accumulated postretirement benefit obligation were 7.25% and 8.5% at December 31, 1995 and 1994, respectively.

          Subsequent to December 31, 1993, the Company's employees were eligible to participate in a defined contribution savings plan sponsored by MAXXAM. This plan is designed to enhance the existing retirement programs of participating employees. Employees may elect to contribute up to 16% of their compensation to the plan. For those participants who have elected to make voluntary contributions to the plan, the Company's contributions consist of a matching contribution of up to 4% of the compensation of participants for each calendar quarter. The cost to the Company of this plan was $1,281 and $1,215 for the years ended December 31, 1995 and 1994, respectively.

          The Company is self-insured for workers' compensation benefits. Included in accrued compensation and related benefits and other noncurrent liabilities are accruals for workers' compensation claims amounting to $8,900 and $9,233 at December 31, 1995 and 1994, respectively. Workers' compensation expenses amounted to $3,302, $3,698 and $3,317 for the years ended December 31, 1995, 1994 and 1993, respectively.

7.        RELATED PARTY TRANSACTIONS

          MAXXAM provides the Company with personnel, insurance, legal, accounting, financial, and certain other services. MAXXAM is compensated by the Company through the payment of a fee representing the reimbursement of actual out-of-pocket expenses incurred by MAXXAM, including, but not limited to, labor costs of personnel of MAXXAM rendering services to the Company. Charges by MAXXAM for such services were $1,694, $1,744 and $2,598 for the years ended December 31, 1995, 1994 and 1993, respectively.

          An agreement with Britt Lumber Co., Inc., an indirect wholly owned subsidiary of MGI ("Britt"), governs, among other things, the sale of logs and lumber by the Company and Britt to each other and the sale of hog fuel (wood residue) by Britt to the Company. The logs which the Company sells to Britt are sold at approximately 75% of the applicable price for such species and category as established by the California State Board of Equalization, which reflects the lower quality of these logs. Logs which either the Company or Britt purchases from third parties and which are then sold to each other are transferred at the actual cost of such logs. Hog fuel is sold to the Company by Britt at applicable market prices. Net sales for the years ended December 31, 1995, 1994 and 1993 include revenues of $13,627, $10,326 and $9,198, respectively, from Britt. The Company recognized operating income of $5,527, $5,571 and $1,972 on these revenues for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, receivables include $813 and $1,283, respectively, related to these affiliate sales.

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

8.        LOSS ON LITIGATION SETTLEMENT AND CONTINGENCIES

          During 1994, MAXXAM, the Company and others agreed to a settlement, subsequently approved by the court, of class and related individual claims brought by former stockholders of the Company against MAXXAM, MGI, the Company, former directors of the Company and others concerning MGI's acquisition of the Company. Of the $52,000 settlement, $33,000 was paid by insurance carriers of MAXXAM and the Company, $14,800 was paid by the Company, and the balance was paid by other defendants and through the assignment of certain claims. In 1994, the Company recorded an extraordinary loss of $14,866 related to the settlement and associated costs, including a $2,000 accrual for certain contingent claims and $4,400 of related legal fees, net of benefits for federal and state income taxes of $6,312.

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its future consolidated financial position, results of operations or liquidity; however, these laws are modified from time to time and there can be no assurance that certain pending or future legislation, governmental regulations or judicial or administrative decisions would not materially adversely affect the Company or its ability to sell lumber, logs or timber.

          In 1995, the U.S. Fish and Wildlife Service (the "USFWS") published its proposed final designation of critical habitat for the marbled murrelet (the "Proposed Designation"), seeking to designate over four million acres as critical habitat for the marbled murrelet, including approximately 33,000 acres of the Company's timberlands. The Proposed Designation was subject to a 60-day comment period and the Company filed comments vigorously opposing the Proposed Designation. The USFWS has not yet published its final designation of critical habitat for the marbled murrelet. The Company is unable to predict when or if it would be able to harvest on any acreage finally designated as critical habitat.
Furthermore, it is impossible to determine the future adverse impact of such designation on the Company's consolidated financial position, results of operations or liquidity until such time as the Proposed Designation and related regulatory and legal issues are fully resolved. However, if the Company is unable to harvest, or is severely limited in harvesting, on timberlands designated as marbled murrelet critical habitat, such restrictions could have a material adverse effect on the Company's consolidated financial position, results of operations and liquidity. If the Company is unable to harvest or is severely limited in harvesting, the Company intends to seek full compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a taking.

          There continue to be other regulatory actions and lawsuits seeking to have various other species listed as threatened or endangered under the federal Endangered Species Act and/or the California Endangered Species Act and to designate critical habitat for such species. It is uncertain what impact, if any, such listings and/or designations of critical habitat will have on the Company's consolidated financial position, results of operations or liquidity.

          In 1994, the California Board of Forestry (the "BOF") adopted certain regulations regarding compliance with long-term sustained yield objectives. These regulations require timber companies to project the average annual growth they will have on their timberlands during the last decade of a 100-year planning period ("Projected Annual Growth"). During any rolling ten-year period, the average annual harvest over such ten-year period may not exceed Projected Annual Growth. The first ten-year period began in May 1994. The Company is required to submit, by October 1996, a plan setting forth, among other things, its Projected Annual Growth. The Company has not completed its analysis of the projected productivity of its timberlands and is therefore unable to predict the impact that these regulations will have on its future timber harvesting practices; however, the final results of this analysis could require the Company to reduce (or permit it to increase) its timber harvest in future years from the average annual harvest that it has experienced in recent years. The Company believes that it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and by increasing the productivity of its timberlands. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future consolidated financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the California Department of Forestry ("CDF") and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs"), and the Company expects that such groups and individuals will continue to file objections to certain of the Company's THPs. In addition, lawsuits are pending which seek to prevent the Company from implementing certain of its approved THPs and other timber operations. These challenges have severely restricted the Company's ability to harvest virgin old growth redwood timber on its property (and, to a lesser extent, its residual old growth timber). To date, challenges with respect to the Company's THPs relating to young growth and residual old growth have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its THPs are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the consolidated financial position, results of operations or liquidity of the Company.

          The Company is also involved in various claims, lawsuits and proceedings relating to a wide variety of other matters. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

9.        OTHER ITEMS

          Investment, Interest and Other Income
          In February 1994, the Company received a franchise tax refund of $7,243, the substantial portion of which represents interest, from the State of California relating to tax years 1972 through 1985. This amount is included in investment, interest and other income for the year ended December 31, 1994.

          Items Related to 1992 Earthquake
          In 1995 and 1993, the Company recorded reductions in cost of sales of $1,527 and $1,200, respectively, resulting from business interruption insurance reimbursements for higher operating costs and the related loss of revenues resulting from the April 1992 earthquake. Other receivables at December 31, 1994 included $1,684 related to earthquake related insurance claims.

10.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summary quarterly financial information for the years ended December 31, 1995 and 1994 is as follows:



                                                                                       Three Months Ended
                                                                  -----------------------------------------------------------
                                                                   March 31      June 30      September 30      December 31
                                                                  ----------   ----------   ---------------   ---------------
1995:
     Net sales                                                    $  47,309    $  58,408    $        58,807   $        57,415
     Operating income                                                 9,991       18,785             17,115            18,684
     Net income (loss)                                               (2,013)       3,861              2,669             2,044

1994:
     Net sales                                                    $  50,816    $  55,120    $        55,001   $       66,442
     Operating income                                                12,148       19,527             17,092           21,621
     Income before extraordinary item                                 3,381        4,380              9,555            7,598
     Extraordinary item, net                                              -      (14,866)                 -                -
     Net income (loss)                                                3,381      (10,486)             9,555            7,598




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART III

          Not applicable.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



(A)  INDEX TO FINANCIAL STATEMENTS                                                                                            PAGE
          1.        FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

                    Report of Independent Public Accountants                                                                    22
                    Consolidated balance sheet at December 31, 1995 and 1994                                                    23
                    Consolidated statement of operations for the years ended December 31, 1995, 1994
                       and 1993                                                                                                 24
                    Consolidated statement of cash flows for the years ended December 31, 1995, 1994
                       and 1993                                                                                                 25
                    Consolidated statement of stockholder's equity (deficit) for the years ended December 31,
                       1995, 1994 and 1993                                                                                      26
                    Notes to consolidated financial statements                                                                  27


          2.        FINANCIAL STATEMENT SCHEDULES:

                    Schedules are inapplicable or the required information is included in the consolidated financial statements or the notes thereto.

(B)  REPORTS ON FORM 8-K

               None.

(C)  EXHIBITS

               Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 42), which index is incorporated herein by reference.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE PACIFIC LUMBER COMPANY


Date: March 28, 1996          By:      PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                              Vice President and Chief Financial
                                            Officer
                                 (Principal Financial Officer)


Date: March 28, 1996          By:        GARY L. CLARK
                                         Gary L. Clark
                                 Vice President - Finance and
                                        Administration
                                (Principal Accounting Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 28, 1996          By:      JOHN A. CAMPBELL
                                       John A. Campbell
                              President, Chief Executive Officer
                                         and Director


Date: March 28, 1996          By:      PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                Vice President, Chief Financial
                                            Officer
                                         and Director


Date: March 28, 1996          By:       JOHN T. LA DUC
                                        John T. La Duc
                                  Vice President and Director


Date: March 28, 1996          By:        EZRA G. LEVIN
                                         Ezra G. Levin
                                           Director


Date: March 28, 1996          By:      ANTHONY R. PIERNO
                                       Anthony R. Pierno
                                Vice President, General Counsel
                                         and Director

Date: March 28, 1996          By:      WILLIAM S. RIEGEL
                                       William S. Riegel
                                  Vice President - Sales and
                                           Director

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

     4.1 Indenture between the Company and State Street Bank and Trust Company (as successor trustee to the First National Bank of Boston) ("State Street"), regarding Pacific Lumber's 10-1/2% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

     4.2 Indenture between Scotia Pacific Holding Company ("Scotia Pacific") and State Street, as Trustee, regarding Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to Scotia Pacific's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; the "Scotia Pacific 1993 Form 10-K")

     4.3 Amended and Restated Revolving Credit Agreement dated as of November 10, 1995 (the "Revolving Credit Agreement") between the Company and Bank of America National Trust and Savings Association (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

     4.4 Form of Deed of Trust, Assignment of Rents, Grant of Easement and Fixture Filing (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

           Note: Pursuant to Regulation Section 229.601, Item 601(b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company.

     10.1 Agreement dated December 20, 1985 between the Company and General Electric Company (the "1985 GE Agreement") (incorporated herein by reference to Exhibit 10(m) to the Registration Statement of Pacific Lumber on Form S-1, Registration No. 33-5549)

     10.2 Amendment No. 1 to Agreement between the Company and General Electric Company dated July 29, 1986 relating to the 1985 GE Agreement (incorporated herein by reference to Exhibit 10.4 to Pacific Lumber's Annual Report on Form 10-K for the fiscal year ended December 31, 1988)

     10.3 Power Purchase Agreement dated January 17, 1986 between the Company and Pacific Gas and Electric Company (incorporated herein by reference to Exhibit 10(n) to the Registration Statement of the Company on Form S-1, Registration No. 33-5549)

     10.4 Tax Allocation Agreement dated as of May 21, 1988 among MAXXAM Inc., MAXXAM Group Inc., the Company and the corporations signatory thereto (incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988)

     10.5 Tax Allocation Agreement among the Company, Scotia Pacific, Salmon Creek Corporation and MAXXAM Inc. dated March 23, 1993 (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Form S-1 Registration Statement of Scotia Pacific, Registration No. 33-55538)

     10.6 Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment among Scotia Pacific, State Street, as Trustee, and State Street, as Collateral Agent (incorporated herein by reference to Exhibit 4.2 to the Scotia Pacific 1993 Form 10-K)

     10.7  Master Purchase Agreement between the Company and
           Scotia Pacific (incorporated herein by reference to Exhibit 10.1 to the Scotia Pacific 1993 Form 10-K)

     10.8  Services Agreement between the Company and Scotia
           Pacific (incorporated herein by reference to Exhibit
           10.2 to the Scotia Pacific 1993 Form 10-K)

     10.9  Additional Services Agreement between the Company and
           Scotia Pacific (incorporated herein by reference to Exhibit 10.3 to the Scotia Pacific 1993 Form 10-K)

     10.10 Reciprocal Rights Agreement among the Company, Scotia
           Pacific and Salmon Creek Corporation (incorporated herein by reference to Exhibit 10.4 to the Scotia
           Pacific 1993 Form 10-K)

     10.11 Environmental Indemnification Agreement between the
           Company and Scotia Pacific (incorporated herein by reference to Exhibit 10.5 to the Scotia Pacific 1993
           Form 10-K)

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

---------------

* Included with this filing.