Form 10-Q
period 1996-06-30
PACIFIC LUMBER CO /DE/
filed 1996-08-13
CIK 796838

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
Yes /X/   No / /


    Number of shares of common stock outstanding at August 1, 1996:  100


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         THE PACIFIC LUMBER COMPANY

                                   INDEX


PART I. - FINANCIAL INFORMATION                                       PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at June 30, 1996 and
               December 31, 1995                                      3
          Consolidated Statement of Operations for the three
               and six months ended June 30, 1996 and 1995            4
          Consolidated Statement of Cash Flows for the six
               months ended June 30, 1996 and 1995                    5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               9

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      12
     Item 5.   Other Information                                      13
     Item 6.   Exhibits and Reports on Form 8-K                       13
     Signatures                                                       S-1

                         CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)





                                                     June 30,     December 31,
                                                       1996           1995
                                                  -------------  -------------
                                                    (Unaudited)
                      ASSETS

Current assets:
     Cash and cash equivalents                    $      31,293  $      26,480
     Receivables:
          Trade                                          13,652         19,688
          Other                                           2,375          1,565
     Inventories                                         67,746         75,580
     Prepaid expenses and other current assets            6,229          6,933
                                                  -------------  -------------
               Total current assets                     121,295        130,246
Timber and timberlands, net of depletion of
     $212,261 and $204,856 at June 30, 1996 and
     December 31, 1995, respectively                    331,244        337,390
Property, plant and equipment, net of
     accumulated depreciation of $69,298 and
     $65,276 at June 30, 1996 and December 31,
     1995, respectively                                  93,432         93,726
Deferred financing costs, net                            21,192         22,397
Deferred income taxes                                    39,289         41,958
Restricted cash                                          31,067         31,367
Other assets                                              6,106          5,502
                                                  -------------  -------------
                                                  $     643,625  $     662,586
                                                  =============  =============

      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                             $       4,350  $       3,898
     Accrued compensation and related benefits            8,744          9,241
     Accrued interest                                    20,375         20,666
     Deferred income taxes                               10,244         10,244
     Other accrued liabilities                            2,680          3,077
     Long-term debt, current maturities                  14,415         14,195
                                                  -------------  -------------
               Total current liabilities                 60,808         61,321
Long-term debt, less current maturities                 563,053        571,812
Other noncurrent liabilities                             26,396         33,613
                                                  -------------  -------------
               Total liabilities                        650,257        666,746
                                                  -------------  -------------

Contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 100 shares
          authorized and issued                               -              -
     Additional capital                                 157,520        157,520
     Accumulated deficit                               (164,152)      (161,680)
                                                  -------------  -------------
               Total stockholder's deficit               (6,632)        (4,160)
                                                  -------------  -------------
                                                  $     643,625  $     662,586
                                                  =============  =============


    The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                         (IN THOUSANDS OF DOLLARS)





                                        Three Months Ended              Six Months Ended
                                             June 30,                       June 30,
                                  -----------------------------  -----------------------------
                                       1996           1995            1996           1995
                                  -------------  -------------   -------------  -------------
Net sales:
     Lumber and logs              $      60,651  $      52,865   $     110,760  $      95,383
     Other                                4,648          5,543           9,442         10,334
                                  -------------  -------------   -------------  -------------
                                         65,299         58,408         120,202        105,717
                                  -------------  -------------   -------------  -------------

Operating expenses:
     Cost of goods sold
          (exclusive of
          depletion and
          depreciation)                  37,258         29,156          67,870         56,796
     Selling, general and
          administrative                  3,402          3,270           6,826          7,092
     Depletion and depreciation           7,154          7,197          13,711         13,053
                                  -------------  -------------   -------------  -------------
                                         47,814         39,623          88,407         76,941
                                  -------------  -------------   -------------  -------------

Operating income                         17,485         18,785          31,795         28,776

Other income (expense):
     Investment, interest and
          other income                    1,518          1,290           2,399          1,950
     Interest expense                   (13,652)       (13,871)        (27,368)       (27,878)
                                  -------------  -------------   -------------  -------------
Income before income taxes                5,351          6,204           6,826          2,848

Provision in lieu of income taxes        (2,207)        (2,343)         (2,798)        (1,000)
                                  -------------  -------------   -------------  -------------
Net income                        $       3,144  $       3,861   $       4,028  $       1,848
                                  =============  =============   =============  =============



   The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                         (IN THOUSANDS OF DOLLARS)





                                                         Six Months Ended
                                                             June 30,
                                                  ----------------------------
                                                       1996           1995
                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                   $       4,028  $       1,848
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depletion and depreciation                     13,711         13,053
          Amortization of deferred financing
               costs                                      1,205          1,116
          Decrease in receivables                         5,226         13,869
          Decrease in inventories, net of
               depletion                                  5,803          2,967
          Increase in accounts payable                      452          1,834
          Increase (decrease) in other
               liabilities                               (8,111)         1,269
          Decrease in accrued and deferred
               income taxes                               2,669            790
          Decrease (increase) in prepaid
               expenses and other current assets            704         (1,044)
          Decrease in accrued interest                     (291)          (240)
          Other                                            (609)          (527)
                                                  -------------  -------------
               Net cash provided by operating
                    activities                           24,787         34,935
                                                  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of assets                        94             14
     Capital expenditures                                (5,329)        (4,022)
                                                  -------------  -------------
               Net cash used for investing
                    activities                           (5,235)        (4,008)
                                                  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash withdrawals, net                       300             77
     Dividends paid                                      (6,500)       (11,000)
     Principal payments on long-term debt                (8,539)        (8,281)
                                                  -------------  -------------
               Net cash used for financing
                    activities                          (14,739)       (19,204)
                                                  -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 4,813         11,723
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         26,480         24,330
                                                  -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $      31,293  $      36,053
                                                  =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest   $      26,454  $      27,002
     Tax allocation payments to MAXXAM Inc.                 300              -



    The accompanying notes are an integral part of these financial statements.

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by The Pacific Lumber Company with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (the "Form 10-K"). Any capitalized terms used but not defined in the following Condensed Notes to Consolidated Financial Statements have the same meaning given to them in the Form 10-K. All references to the "Company" include The Pacific Lumber Company and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1996, the consolidated results of operations for the three and six months ended June 30, 1996 and 1995 and consolidated cash flows for the six months ended June 30, 1996 and 1995. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is an indirect, wholly owned subsidiary of MAXXAM Group Inc. ("MGI") which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.        RESTRICTED CASH

          Restricted cash represents the amount deposited into an account held by the Trustee under the indenture governing the Timber Notes of the Company's wholly owned subsidiary, Scotia Pacific Holding Company ("Scotia Pacific").

          At June 30, 1996 and December 31, 1995, cash and cash equivalents also includes $11,327 and $19,742, respectively, which is restricted for debt service payments on the succeeding note payment date for the Timber Notes. In January 1996 and July 1996, Scotia Pacific repaid $8,493 and $5,610, respectively, of the aggregate principal amount outstanding on the Timber Notes.

3.        INVENTORIES

          Inventories consist of the following:





                                                  June 30,     December 31,
                                                    1996           1995
                                               -------------- --------------
Lumber                                         $       52,457 $       57,905
Logs                                                   15,289         17,675
                                               -------------- --------------
                                               $       67,746 $       75,580
                                               ============== ==============



4.        LONG-TERM DEBT

          Long-term debt consists of the following:





                                                  June 30,     December 31,
                                                    1996           1995
                                               -------------  -------------
7.95% Scotia Pacific Timber Collateralized
     Notes due July 20, 2015                   $     341,740  $     350,233
10-1/2% Pacific Lumber Senior Notes due
     March 1, 2003                                   235,000        235,000
Other                                                    728            774
                                               -------------  -------------
                                                     577,468        586,007
Less: current maturities                             (14,415)       (14,195)
                                               -------------  -------------
                                               $     563,053  $     571,812
                                               =============  =============



5.        CONTINGENCIES

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its consolidated financial position, results of operations or liquidity, the Company is subject to certain pending matters, including the resolution of issues relating to the final designation of critical habitat for the marbled murrelet (described below), which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's operations are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect the Company or its ability to sell lumber, logs or timber.

          In May 1996, the U.S. Fish and Wildlife Service (the "USFWS") published its final designation of critical habitat for the marbled murrelet ("Final Designation"), designating over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of the Company's (privately owned) timberlands are included in the Final Designation, the substantial portion of such 33,000 acres being young growth timber. The Company's wildlife surveys to date (based upon current survey protocols) have indicated it has approximately 6,600 acres of occupied marbled murrelet habitat. A substantial portion of this land contains virgin and residual old growth timber and the bulk of it falls within the area covered by the Final Designation. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, the Company has attempted over the last few years to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). The USFWS has given unfavorable responses to the Company's Murrelet HCP efforts. For this reason and a variety of others, the Company and its subsidiaries have filed two actions alleging that certain portions of its timberlands have been "taken" and seeking just compensation (see Part II, Item 1, "Legal Proceedings--Timber Harvesting Litigation").

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's consolidated financial position, results of operations or liquidity until such time as the related regulatory and legal issues are fully resolved. However, if the Company is unable to harvest, or is severely limited in harvesting, on timberlands designated as marbled murrelet critical habitat, such effect could be material. If the Company is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking.

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

          In 1994, the California Board of Forestry ("BOF") adopted certain regulations regarding compliance with long-term sustained yield objectives. These regulations require timber companies to project the average annual growth they will have on their timberlands during the last decade of a 100-year planning period ("Projected Annual Growth"). During any rolling ten-year period, the average annual harvest over such ten-year period may not exceed Projected Annual Growth. The Company is required to submit, by October 1996, a plan setting forth, among other things, its Projected Annual Growth. The Company has not completed its analysis of the projected productivity of its timberlands (including enhancements to productivity which could be achieved by a variety of methods) and is therefore unable to predict the impact that these regulations will have on its future timber harvesting practices; however, the final results of this analysis could require the Company to reduce its timber harvest in future years from the average annual harvest that it has experienced in recent years. The Company believes that it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands, although there can be no assurance that it would be able to do so. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future consolidated financial position, results of operations or liquidity.

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

RESULTS OF OPERATIONS

          The Company's business is seasonal in that the Company generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and six months ended June 30, 1996 and 1995.





                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                ----------------------------     ----------------------------
                                                     1996            1995             1996            1995
                                                -------------   -------------    -------------   -------------
                                                    (In millions of dollars, except shipments and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                           12.9            12.8             23.3            23.5
          Redwood common grades                          42.9            43.7             81.0            75.8
          Douglas-fir upper grades                        2.8             1.4              5.0             3.2
          Douglas-fir common grades                      18.6            11.1             37.9            24.5
          Other                                           6.4             3.9              8.3             7.0
                                                -------------   -------------    -------------   -------------
               Total lumber                              83.6            72.9            155.5           134.0
                                                =============   =============    =============   =============
     Logs (2)                                            12.2             9.1             26.4            17.8
                                                =============   =============    =============   =============
     Wood chips (3)                                      48.6            42.0             92.1            86.0
                                                =============   =============    =============   =============
Average sales price:
     Lumber: (4)
          Redwood upper grades                  $       1,392   $       1,478    $       1,389   $       1,508
          Redwood common grades                           548             521              528             487
          Douglas-fir upper grades                      1,158           1,290            1,156           1,333
          Douglas-fir common grades                       438             378              407             378
     Logs (4)                                             488             386              469             378
     Wood chips (5)                                        69             115               80             102

Net sales:
     Lumber, net of discount                    $        54.7   $        49.4    $        98.4   $        88.7
     Logs                                                 6.0             3.5             12.4             6.7
     Wood chips                                           3.3             4.8              7.3             8.8
     Cogeneration power                                    .9              .4              1.3              .8
     Other                                                 .4              .3               .8              .7
                                                -------------   -------------    -------------   -------------
               Total net sales                  $        65.3   $        58.4    $       120.2   $       105.7
                                                =============   =============    =============   =============
Operating income                                $        17.5   $        18.8    $        31.8   $        28.8
                                                =============   =============    =============   =============
Operating cash flow (6)                         $        24.6   $        26.0    $        45.5   $        41.8
                                                =============   =============    =============   =============
Income before income taxes                      $         5.3   $         6.2    $         6.8   $         2.8
                                                =============   =============    =============   =============
Net income                                      $         3.1   $         3.9    $         4.0   $         1.8
                                                =============   =============    =============   =============



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



          Shipments
          Lumber shipments for the second quarter of 1996 increased from the second quarter of 1995. Increased shipments of common and upper grade Douglas-fir lumber and other fir lumber were partially offset by decreased shipments of redwood common grade lumber. Log shipments for the second quarter of 1996 were 12.2 million feet (net Scribner scale), an increase of
3.1 million feet from the second quarter of 1995.

          Lumber shipments for the six months ended June 30, 1996 increased from the six months ended June 30, 1995. Increased shipments of common and upper grade Douglas-fir lumber, redwood common grade and other fir lumber were partially offset by decreased shipments of redwood upper grade lumber. Log shipments for the six months ended June 30, 1996 were 26.4 million feet, an increase of 8.6 million feet from the six months ended June 30, 1995.

          Net sales
          Net sales for the second quarter of 1996 increased from the second quarter of 1995. This increase was principally due to higher shipments of common and upper grade Douglas-fir lumber, logs, and higher average realized prices for logs, redwood common and Douglas-fir common grade lumber, partially offset by lower average realized prices for wood chips and redwood upper grade lumber.

          Net sales for the six months ended June 30, 1996 increased from the six months ended June 30, 1995, principally due to higher shipments of common and upper grade Douglas-fir lumber, logs, and redwood common lumber and higher average realized prices for Douglas-fir and redwood common lumber and logs, partially offset by lower average realized prices for redwood upper grade lumber and wood chips. Shipments of fencing and other value-added common lumber products from the Company's new remanufacturing facility were a contributing factor in the improved redwood common lumber realizations.

          Operating income
          Operating income for the second quarter of 1996 decreased from the second quarter of 1995 principally due to increased costs associated with the higher shipments of common grade lumber and lower wood chip prices, partially offset by the increase in net sales as discussed above. Operating income for the six months ended June 30, 1996 increased from the same period in 1995, reflecting the improvement in net sales as discussed above. Additionally, cost of goods sold for the second quarter of 1995 was reduced by $1.5 million of business interruption proceeds for the settlement of claims related to the April 1992 earthquake.

          Income before income taxes
          Income before income taxes for the second quarter of 1996 decreased from the second quarter of 1995 principally due to the decrease in operating income discussed above. Income before income taxes for the six months ended June 30, 1996 increased from the same period in 1995, primarily as a result of the increase in operating income as discussed above.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          The indentures governing the Senior Notes and the Timber Notes and the Company's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of June 30, 1996, under the most restrictive of these covenants, approximately $18.2 million of dividends could be paid by the Company.

          As of June 30, 1996, $45.1 million of borrowings was available under the Company's Revolving Credit Agreement, of which $5.1 million was available for letters of credit and $30.0 million for timberland acquisitions. No borrowings were outstanding as of June 30, 1996, and letters of credit outstanding amounted to $9.9 million.

          As of June 30, 1996, the Company had consolidated long-term debt of $532.0 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $540.4 million at December 31, 1995. The decrease in long-term debt was due to principal payments on the Timber Notes. The Company anticipates that cash flow from operations, together with existing cash, cash equivalents and available sources of financing, will be sufficient to fund its working capital and capital expenditure requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash equivalents, together with its ability to generate sufficient cash flow from operations and obtain both short and long-term financing, should provide sufficient funds to meet its working capital and capital expenditure requirements. However, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including litigation and governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its consolidated financial position, results of operations or liquidity, the Company is subject to certain pending matters, including the resolution of issues relating to the Final Designation of critical habitat for the marbled murrelet, which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's operations are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect the Company or its ability to sell lumber, logs or timber. See also Note 5 of the Condensed Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Report and Part II, Item 1. "Legal Proceedings--Timber Harvesting Litigation" for further information, including government takings actions recently filed and additional takings claims which could be filed by the Company and its subsidiaries.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair the Company's ability to maintain adequate log inventories and force the Company to temporarily idle or curtail operations at certain of its lumber mills from time to time.

                        PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (the "Form 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings.

          In connection with U.S., ex rel., Martel v. Hurwitz, et al., on June 11, 1996, defendants filed their motion to dismiss this case. On August 6, 1996, the Court transferred this case to the judge handling the Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (No. H-96-6041) action in the U.S. District Court for the Southern District of Texas (the "FDIC action"). The Company is not a defendant in the FDIC action. For further information concerning the FDIC action, see MAXXAM's Annual Report on Form 10-K for the period ended December 31, 1995.

          In connection with the Kayes/Miller action and the DOL civil action, the settlement agreement in these cases was approved by the Court at the July 12, 1996 final hearing. The settlement called for payment to the class plaintiffs and their counsel of $7.0 million in cash by Pacific Lumber in exchange for full releases by the plaintiffs of defendants and dismissal of the Kayes/Miller and DOL civil actions.

TIMBER HARVESTING LITIGATION

          In connection with the Marbled Murrelet action, on May 7, 1996, the U. S. Ninth Circuit Court of Appeals reversed the preliminary injunction order concerning harvesting pursuant to exemptions for forest health. In addition to appealing the preliminary injunction issued on April 3, 1996 preventing harvesting on eight THPs to the extent each relies on the Owl Plan, the Company has obtained reapproval of two of the THPs without reliance on the Owl Plan and has received confirmation from the Court that these two THPs are not subject to the preliminary injunction. The Company continues to review and seek reapproval of the other THPs covered by the April 3, 1996 preliminary injunction.

          In connection with The Pacific Lumber Company, et al. v. The United States of America, the Court has granted the parties' agreed motion to stay this action until September 15, 1996 in order to negotiate a possible settlement involving approximately 4,500 acres of the Company's timberlands, including a 3,000 acre stand of virgin old growth timber often referred to as the "Headwaters Forest." Settlement discussions have commenced. On July 23, 1996, EPIC and the Sierra Club filed a motion to intervene in this lawsuit.

          In connection with Salmon Creek Corporation v. California State Board of Forestry, et al., in July 1996 the parties submitted an agreed motion to stay this action until September 15, 1996 in order to negotiate a possible settlement involving the Headwaters Forest.

          In connection with the EPIC action, on May 7, 1996, the U. S. Ninth Circuit Court of Appeals affirmed the District Court's decision permanently enjoining the Company from conducting timber harvesting operations in connection with THP 90-237. The Company intends to appeal this decision to the U. S. Supreme Court.

          In connection with Lost Coast League v. The California Department of Forestry, et al., on June 19, 1996, the Court dissolved the injunction concerning the THP and awarded costs to the defendants. On June 28, 1996, the Court of Appeal reinstated the injunction on the THP, pending review. On July 22, 1996, the Court of Appeal dissolved the injunction and denied plaintiff's appeal.

ITEM 5.        OTHER INFORMATION

          See Part II, Item 1. "Legal Proceedings" for information regarding settlement discussions involving the Headwaters Forest.

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


                                  THE PACIFIC LUMBER COMPANY




Date: August 13, 1996         By:        GARY L. CLARK
                                         Gary L. Clark
                                 Vice President - Finance and
                                        Administration