Form 10-Q
period 1996-09-30
PACIFIC LUMBER CO /DE/
filed 1996-11-12
CIK 796838

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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
Yes /X/   No /  /


   Number of shares of common stock outstanding at November 1, 1996:  100


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         THE PACIFIC LUMBER COMPANY

                                   INDEX


PART I. - FINANCIAL INFORMATION                                       PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at September 30, 1996 and
               December 31, 1995                                      3
          Consolidated Statement of Operations for the three and
               nine months ended September 30, 1996 and 1995          4
          Consolidated Statement of Cash Flows for the nine months
               ended September 30, 1996 and 1995                      5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      14
     Item 6.   Exhibits and Reports on Form 8-K                       15
     Signatures                                                       S-1

                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)




                                                  September 30,  December 31,
                                                       1996          1995
                                                  ------------- -------------
                                                   (Unaudited)
                      ASSETS
Current assets:
     Cash and cash equivalents                    $     12,247  $     26,480
     Receivables:
          Trade                                         10,963        19,688
          Other                                          2,388         1,565
     Inventories                                        72,310        75,580
     Prepaid expenses and other current assets           5,441         6,933
                                                  ------------- -------------
               Total current assets                    103,349       130,246
Timber and timberlands, net of depletion of
     $217,507 and $204,856 at September 30, 1996
     and December 31, 1995, respectively               326,486       337,390
Property, plant and equipment, net of accumulated
     depreciation of $71,479 and $65,276 at
     September 30, 1996 and December 31, 1995,
     respectively                                       93,792        93,726
Deferred financing costs, net                           20,589        22,397
Deferred income taxes                                   37,878        41,958
Restricted cash                                         30,453        31,367
Other assets                                             5,809         5,502
                                                  ------------- -------------
                                                  $    618,356  $    662,586
                                                  ============= =============

      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                             $      5,009  $      3,898
     Accrued compensation and related benefits           9,433         9,241
     Accrued interest                                    7,342        20,666
     Deferred income taxes                              10,244        10,244
     Other accrued liabilities                           3,313         3,077
     Long-term debt, current maturities                 16,258        14,195
                                                  ------------- -------------
               Total current liabilities                51,599        61,321
Long-term debt, less current maturities                555,598       571,812
Other noncurrent liabilities                            26,318        33,613
                                                  ------------- -------------
               Total liabilities                       633,515       666,746
                                                  ------------- -------------

Contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 100 shares
          authorized and issued                              -             -
     Additional capital                                157,520       157,520
     Accumulated deficit                              (172,679)     (161,680)
                                                  ------------- -------------
               Total stockholder's deficit             (15,159)       (4,160)
                                                  ------------- -------------
                                                  $    618,356  $    662,586
                                                  ============= =============


    The accompanying notes are an integral part of these financial statements.


                 THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                         (IN THOUSANDS OF DOLLARS)



                                       Three Months Ended          Nine Months Ended
                                          September 30,               September 30,
                                  --------------------------- ---------------------------
                                       1996          1995          1996          1995
                                  ------------- ------------- ------------- -------------
Net sales:
     Lumber and logs              $     57,522  $     50,236  $    168,282  $    145,619
     Other                               5,443         8,571        14,885        18,905
                                  ------------- ------------- ------------- -------------
                                        62,965        58,807       183,167       164,524
                                  ------------- ------------- ------------- -------------

Operating expenses:
     Cost of goods sold
          (exclusive
          of depletion and
          depreciation)                 36,735        30,945       104,605        87,741
     Selling, general and
          administrative                 3,905         4,387        10,731        11,479
     Depletion and depreciation          6,910         6,360        20,621        19,413
                                  ------------- ------------- ------------- -------------
                                        47,550        41,692       135,957       118,633
                                  ------------- ------------- ------------- -------------

Operating income                        15,415        17,115        47,210        45,891

Other income (expense):
     Investment, interest and
          other income                     974         1,020         3,373         2,970
     Interest expense                  (13,557)      (13,776)      (40,925)      (41,654)
                                  ------------- ------------- ------------- -------------
Income before income taxes               2,832         4,359         9,658         7,207

Provision in lieu of income taxes       (1,359)       (1,690)       (4,157)       (2,690)
                                  ------------- ------------- ------------- -------------

Net income                        $      1,473  $      2,669  $      5,501  $      4,517
                                  ============= ============= ============= =============

    The accompanying notes are an integral part of these financial statements.


                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                         (IN THOUSANDS OF DOLLARS)



                                                       Nine Months Ended
                                                         September 30,
                                                  ---------------------------
                                                       1996          1995
                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                   $      5,501  $      4,517
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depletion and depreciation                    20,621        19,413
          Amortization of deferred financing
               costs                                     1,808         1,673
          Decrease in receivables                        7,902        12,559
          Decrease in accrued and deferred income
               taxes                                     4,080         2,480
          Decrease (increase) in inventories, net
               of depletion                              1,790        (6,216)
          Decrease (increase) in prepaid expenses
               and other current assets                  1,492        (1,104)
          Increase in accounts payable                   1,111           947
          Decrease in accrued interest                 (13,324)      (13,549)
          Increase (decrease) in other
               liabilities                              (6,867)        9,434
          Other                                           (335)          373
                                                  ------------- -------------
               Net cash provided by operating
                    activities                          23,779        30,527
                                                  ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of assets                      111             3
     Capital expenditures                               (8,386)       (6,012)
                                                  ------------- -------------
          Net cash used for investing activities        (8,275)       (6,009)
                                                  ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash withdrawals, net                      914           563
     Dividends paid                                    (16,500)      (19,000)
     Principal payments on long-term debt              (14,151)      (13,626)
                                                  ------------- -------------
               Net cash used for financing
                    activities                         (29,737)      (32,063)
                                                  ------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS              (14,233)       (7,545)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        26,480        24,330
                                                  ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     12,247  $     16,785
                                                  ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest   $     52,441  $     53,530
     Tax allocation payments to MAXXAM Inc.                300             -
     Income taxes paid (refunded)                            -        (5,461)


    The accompanying notes are an integral part of these financial statements.


                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by The Pacific Lumber Company with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (the "Form 10-K"). Any capitalized terms used but not defined in the following Condensed Notes to Consolidated Financial Statements have the same meaning given to them in the Form 10-K. All references to the "Company" include The Pacific Lumber Company and its subsidiary companies unless otherwise noted or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1996, the consolidated results of operations for the three and nine months ended September 30, 1996 and 1995 and consolidated cash flows for the nine months ended September 30, 1996 and 1995. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is an indirect, wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.        RESTRICTED CASH

          Restricted cash represents the amount deposited into an account held by the Trustee under the indenture governing the Timber Notes of the Company's wholly owned subsidiary, Scotia Pacific Holding Company ("Scotia Pacific").

          At September 30, 1996 and December 31, 1995, cash and cash equivalents also includes $5,676 and $19,742, respectively, which is restricted for debt service payments on the succeeding note payment date for the Timber Notes.

3.        INVENTORIES

          Inventories consist of the following:




                                               September 30,  December 31,
                                                    1996          1995
                                               ------------- -------------
Lumber                                         $      51,065 $      57,905
Logs                                                  21,245        17,675
                                               ------------- -------------
                                               $      72,310 $      75,580
                                               ============= =============


4.        LONG-TERM DEBT

          Long-term debt consists of the following:




                                               September 30,  December 31,
                                                    1996          1995
                                               ------------- -------------
7.95% Scotia Pacific Timber Collateralized
     Notes due July 20, 2015                   $   336,130   $   350,233
10-1/2% Pacific Lumber Senior Notes due March
     1, 2003                                       235,000       235,000
Other                                                  726           774
                                               ------------- -------------
                                                   571,856       586,007
Less: current maturities                           (16,258)      (14,195)
                                               ------------- -------------
                                               $   555,598   $   571,812
                                               ============= =============


5.        CONTINGENCIES

          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its financial position, results of operations or liquidity, the Company is subject to certain pending matters described below, including the resolution of issues relating to the final designation of critical habitat for the marbled murrelet, which could have a material adverse effect on the Company's financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's business are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect the Company or its ability to harvest timber.

          In May 1996, the U.S. Fish and Wildlife Service (the "USFWS") published its final designation of critical habitat for the marbled murrelet ("Final Designation"), designating over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of the Company's timberlands are included in the Final Designation, the substantial portion of such 33,000 acres being young growth timber. The Company's wildlife surveys to date (based upon current survey protocols) have indicated that it has approximately 6,600 acres of occupied marbled murrelet habitat. A substantial portion of this land contains virgin and residual old growth timber and the bulk of it falls within the area covered by the Final Designation. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, the Company over the last few years has attempted to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). Due to, among other things, the unfavorable response of the USFWS to the Company's initial Murrelet HCP efforts, the Company and its subsidiaries filed two actions (the "Takings Litigation") alleging that certain portions of its timberlands have been "taken" and seeking just compensation (see Part II, Item 1, "Legal Proceedings--Timber Harvesting Litigation" for a description of the Takings Litigation). Pursuant to the Headwaters Agreement described in Note 6 below (the "Headwaters Agreement"), the Takings Litigation has been stayed by the court at the request of the parties.

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's financial position, results of operations or liquidity until such time as all of the material regulatory and legal issues are resolved; however, if the Company is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be material. If the Company is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have various other species listed as threatened or endangered under the federal Endangered Species Act ("ESA") and/or the California Endangered Species Act and to designate critical habitat for such species. For example, the National Marine Fisheries Service ("NMFS") recently announced that by April 25, 1997, it would make a final determination concerning whether to list the coho salmon under the ESA in northern California, including, potentially, lands owned by Pacific Lumber. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the Company's financial position, results of operations or liquidity. See Note 6 below for a description of certain terms of the Headwaters Agreement relating to processing and approval of a multi-species habitat conservation plan ("Multi-Species HCP") covering the Company's timberlands.

          In 1994, the California Board of Forestry ("BOF") adopted certain regulations regarding compliance with long-term sustained yield objectives. These regulations require the projected harvest by timber companies, over time, be capable of sustaining the average annual yield achieved during the last decade of the planning horizon, which is currently a 100-year planning period ("Projected Annual Growth"). During any rolling ten-year period, the average annual harvest over such ten-year period may not exceed Projected Annual Growth. The regulatory deadline for the Company to submit a proposed sustained yield plan ("SYP") setting forth, among other things, its Projected Annual Growth is November 15, 1996. However, the BOF has adopted and sent to the Office of Administrative Law for its consideration a regulation to extend the deadline to November 15, 1997. This review is expected to be completed in the near future. The Company has not completed its analysis of the projected productivity of its timberlands (including enhancements to productivity which could be achieved by a variety of methods). Until an SYP is submitted, reviewed, and fully approved, the Company is unable to predict the impact that these regulations will have on its future timber harvesting practices; however, it is possible that the final results of this analysis could require the Company to reduce its timber harvest in future years from the average annual harvest that it has experienced in recent years. The Company believes it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands, although there can be no assurance that it would be able to do so. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity. See Note 6 below for a description of certain terms of the Headwaters Agreement relating to the SYP.

          Various groups and individuals have filed objections with the California Department of Forestry ("CDF") and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs") and other timber harvesting operations, and the Company expects that such groups and individuals will continue to file such objections to certain of the Company's THPs and other timber harvesting operations. In addition, lawsuits are pending and/or threatened which seek to prevent the Company from implementing certain of its approved THPs and/or which challenge other operations of the Company. These challenges have severely restricted the Company's ability to harvest old growth timber on its property. To date, challenges with respect to the Company's THPs relating to young growth timber have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its timber harvesting operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, they have not had a material adverse effect on the Company's financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their ultimate impact on the Company's financial position, results of operations or liquidity.

          The Company is also involved in various claims, lawsuits and proceedings relating to a wide variety of other matters. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to determine the ultimate costs that may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's financial position, results of operations or liquidity.

6.        HEADWATERS AGREEMENT

          On September 28, 1996, MAXXAM and the Company (the "Pacific Lumber Parties") entered into an agreement (the "Headwaters Agreement") which provides the framework for the acquisition by the United States and California of approximately 5,600 acres of the Company's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (the "Headwaters Timberlands"). The Headwaters Timberlands would be transferred in exchange for (a) property and consideration (including cash) from the United States and California having an aggregate fair market value of $300 million and (b) approximately 7,775 acres of adjacent timberlands to be acquired by the United States and California (the "Elk River Timberlands"). The Pacific Lumber Parties have agreed not to conduct logging operations (including salvage logging) on the Headwaters Timberlands while the Headwaters Agreement is in effect. The continuing effectiveness of the Headwaters Agreement is predicated on the satisfaction of various conditions, including completion within ten months of specified closing items.

          The Headwaters Agreement also provides, among other things, for expedited processing by the United States of an incidental take permit ("Permit") to be based upon the Multi-Species HCP which is to cover all of the Company's existing timber properties and any timber properties acquired as a result of the Headwaters Agreement. The agreement also requires expedited processing by California of an SYP. Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands from a third party, (b) approval of an SYP and a Multi-Species HCP, and issuance of a Permit, each in form and substance satisfactory to the Company, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) the dismissal with prejudice at closing of the Takings Litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

          This section contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in various places in this section and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. This section identifies important factors that could cause such differences.

RESULTS OF OPERATIONS

          The Company's business is seasonal in that the Company generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and nine months ended September 30, 1996 and 1995.



                                    Three Months Ended          Nine Months Ended
                                      September 30,               September 30,
                               --------------------------- ---------------------------
                                    1996          1995          1996          1995
                               ------------- ------------- ------------- -------------
                                (In millions of dollars, except shipments and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades          12.8          11.5          36.1          35.0
          Redwood common
               grades                   39.2          33.6         120.2         109.4
          Douglas-fir upper
               grades                    2.8           1.8           7.8           5.0
          Douglas-fir common
               grades                   18.8          19.2          56.7          43.7
          Other                          3.7           2.6          12.0           9.6
                               ------------- ------------- ------------- -------------
               Total lumber             77.3          68.7         232.8         202.7
                               ============= ============= ============= =============
     Logs (2)                           11.3          10.8          37.7          28.5
                               ============= ============= ============= =============
     Wood chips (3)                     49.3          62.4         141.4         148.4
                               ============= ============= ============= =============
Average sales price:
     Lumber: (4)
          Redwood upper grades $       1,368 $       1,514 $       1,382 $       1,510
          Redwood common
               grades                    555           517           536           496
          Douglas-fir upper
               grades                  1,108         1,261         1,138         1,308
          Douglas-fir common
               grades                    489           416           435           395
     Logs (4)                            446           419           462           393
     Wood chips (5)                       78           119            79           109

Net sales:
     Lumber, net of discount   $        52.5 $        45.7 $       150.9 $       134.4
     Logs                                5.0           4.5          17.4          11.2
     Wood chips                          3.9           7.4          11.2          16.2
     Cogeneration power                  1.1            .9           2.4           1.7
     Other                                .5            .3           1.3           1.0
                               ------------- ------------- ------------- -------------
               Total net sales $        63.0 $        58.8 $       183.2 $       164.5
                               ============= ============= ============= =============
Operating income               $        15.4 $        17.1 $        47.2 $        45.9
                               ============= ============= ============= =============
Operating cash flow (6)        $        22.3 $        23.5 $        67.8 $        65.3
                               ============= ============= ============= =============
Income before income taxes     $         2.8 $         4.4 $         9.7 $         7.2
                               ============= ============= ============= =============
Net income                     $         1.5 $         2.7 $         5.5 $         4.5
                               ============= ============= ============= =============


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


          Shipments
          Lumber shipments for the third quarter of 1996 increased from the third quarter of 1995 due primarily to increased shipments of both common and upper grade redwood lumber and upper grade Douglas-fir lumber. Lumber shipments for the nine months ended September 30, 1996 increased from the nine months ended September 30, 1995 due primarily to increased shipments of common and upper grade Douglas-fir lumber and redwood upper and common grade lumber. Log shipments for the nine months ended September 30, 1996 were 37.7 million feet, an increase of 9.2 million feet from the nine months ended September 30, 1995.

          Net sales
          Net sales for the third quarter of 1996 increased from the third quarter of 1995. This increase was principally due to higher shipments of common and upper grade redwood lumber, upper grade Douglas-fir lumber and higher average realized prices for common grade redwood and Douglas-fir lumber, partially offset by lower average realized prices for upper grade redwood lumber and wood chips.

          Net sales for the nine months ended September 30, 1996 increased from the nine months ended September 30, 1995, principally due to higher shipments of common and upper grade Douglas-fir and redwood lumber and increased log shipments. Higher average realized prices for redwood common lumber, logs, and Douglas-fir common grade lumber also contributed to the increased net sales. These increases were partially offset by lower average realized prices for redwood and Douglas-fir, upper grade lumber and wood chips. Shipments of fencing and other value-added common lumber products from the Company's new remanufacturing facility were a contributing factor in the improved redwood common lumber realizations.
See also "--Trends".

          Operating income
          Operating income for the third quarter of 1996 decreased from the third quarter of 1995 principally due to lower margin common grade lumber accounting for a larger percentage of total lumber shipments and lower wood chip prices, partially offset by the increase in net sales as discussed above. Operating income for the nine months ended September 30, 1996 increased from the same period in 1995, reflecting the improvement in net sales as discussed above. Additionally, cost of goods sold for the nine months ended September 30, 1995 was reduced by $1.5 million of business interruption proceeds for the settlement of claims related to an April 1992 earthquake.

          Income before income taxes
          Income before income taxes for the third quarter of 1996 decreased from the third quarter of 1995 principally due to the decrease in operating income discussed above. Income before income taxes for the nine months ended September 30, 1996 increased from the same period in 1995, primarily as a result of the increase in operating income as discussed above and lower interest expense.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          The indentures governing the Senior Notes and the Timber Notes and the Company's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of September 30, 1996, under the most restrictive of these covenants, approximately $15.4 million of dividends could be paid by the Company.

          As of September 30, 1996, $45.4 million of borrowings was available under the Company's Revolving Credit Agreement, of which $4.7 million was available for letters of credit and $30.0 million for timberland acquisitions. No borrowings were outstanding as of September 30, 1996, and letters of credit outstanding amounted to $10.3 million.

          As of September 30, 1996, the Company had consolidated long-term debt of $525.1 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $540.4 million at December 31, 1995. The decrease in long-term debt was due to principal payments on the Timber Notes. The Company anticipates that cash flow from operations, together with existing cash, cash equivalents and available sources of financing, will be sufficient to fund its working capital and capital expenditure requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash equivalents, together with its ability to generate sufficient cash flow from operations and obtain both short and long-term financing, should provide sufficient funds to meet its working capital and capital expenditure requirements. However, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including litigation and governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Compliance with such laws and regulations together with the cost of litigation incurred in connection with certain THPs filed by Pacific Lumber have increased the cost of logging operations. While the Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its financial position, results of operations or liquidity, the Company is subject to certain pending matters, including the resolution of issues relating to the Final Designation of critical habitat for the marbled murrelet, which could have a material adverse effect on the Company's financial position, results of operations or liquidity.
Moreover, the laws and regulations relating to the Company's business are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect the Company or its ability to harvest timber. See also Notes 5 and 6 of the Condensed Notes to Financial Statements set forth in Part I, Item 1 and Part II, Item 1. "Legal Proceedings--Timber Harvesting Litigation" for further information, including a description of the Headwaters Agreement.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair the Company's ability to maintain adequate log inventories and force the Company to temporarily idle or curtail operations at certain of its lumber mills from time to time.

                        PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996 (the "Forms 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings.

          In connection with the Kayes/Miller action and the DOL civil action, the previously announced settlement became final on August 28, 1996.

TIMBER HARVESTING LITIGATION

          In connection with the Marbled Murrelet action, on August 23, 1996, plaintiffs filed a renewed motion for preliminary injunction to prevent harvesting of dead, dying or diseased trees ("exempt harvesting operations") in the Company's old growth timberlands. In addition, on September 12, 1996, plaintiffs requested an emergency TRO with respect to such harvesting operations. The court denied both of these motions. On October 9, 1996, Pacific Lumber was cited for accidentally downing a hemlock tree and ordered to stop exempt harvesting operations in its old growth timberlands for 24 hours. Plaintiffs sought a TRO and preliminary injunction based on this citation and related events. After hearing plaintiff's motions, the court denied the plaintiffs' requests. The CDF has withdrawn the citation and asked that it be dismissed.

          In related matters, in August, 1996, the Sierra Club, EPIC and others petitioned the BOF to adopt emergency regulations preventing the Company from undertaking exempt harvesting operations in its old growth timberlands. On September 9, 1996, the BOF rejected such proposals and petitions. In September and October, the BOF was formally asked to reconsider its September 9, 1996 decision. The BOF reconsidered this matter and, ultimately, enacted no emergency regulation to prevent or further restrict the Company's exempt harvesting operations in its old growth timberlands.

          On November 4, 1996, the U.S. Ninth Circuit Court of Appeals heard oral argument concerning defendants' appeal of the preliminary injunction issued on April 3, 1996 preventing harvesting on eight THPs to the extent each relies on the Owl Plan; the court has not yet rendered a decision in this matter. In that regard, the Company has obtained regulatory reapproval of seven of the enjoined eight THPs without reliance on the Owl Plan and has, to date, confirmed with the court that four of those THPs are not subject to the preliminary injunction.

          In connection with the EPIC action, on September 24, 1996, the Company filed its petition for writ of certiorari requesting that the U. S. Supreme Court consider its appeal of the permanent injunction concerning harvesting operations in connection with a THP for approximately 237 acres of primarily virgin old growth timber (THP 90-237).

          In connection with the Headwaters Agreement (see Notes 5 and 6 of the Condensed Notes to Financial Statements set forth in Part I, Item
1), the two actions entitled The Pacific Lumber Company, et al. v. The United States of America and Salmon Creek Corporation v. California State Board of Forestry, et al. have been stayed by the court at the request of the parties.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          A.        EXHIBITS:

                    10 Agreement dated September 28, 1996 between MAXXAM Inc., the Pacific Lumber Company (on behalf of itself, its subsidiaries and its affiliates) the United States of America and the State of California (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated September 28, 1996)

                    27   Financial Data Schedule

          B.   REPORTS ON FORM 8-K:

                    On October 3, 1996, the Company filed a Current Report on Form 8-K, dated September 28, 1996, concerning the Headwaters Agreement.

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                       THE PACIFIC LUMBER COMPANY




Date: November 12, 1996                By:        GARY L. CLARK
                                                  Gary L. Clark
                                          Vice President - Finance and
                                                Administration