Form 10-K
period 1996-12-31
PACIFIC LUMBER CO /DE/
filed 1997-03-28
CIK 796838

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K



            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996   COMMISSION FILE NUMBER 1-9204


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
Yes /X/   No /  /

    All of the Registrant's voting stock is held by an affiliate of the Registrant.

    Number of shares of Common Stock outstanding at March 15, 1997:  100

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(J)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    DOCUMENTS INCORPORATED BY REFERENCE:

                              Not applicable.

                         THE PACIFIC LUMBER COMPANY

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

          The Company is an indirect wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc. ("MGHI") which in turn is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). Pacific Lumber's principal wholly owned subsidiaries are Scotia Pacific Holding Company ("Scotia Pacific") and Salmon Creek Corporation ("Salmon Creek"). As used herein, the terms "Company" or "Pacific Lumber," "MGHI," "MGI," or "MAXXAM" refer to the respective companies and their subsidiaries, unless otherwise noted or the context indicates otherwise.

          This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places (see Item 1. "Business--Regulatory and Environmental Factors," Item 3. "Legal Proceedings," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background," "Financial Condition and Investing and Financing Activities" and "Trends"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates,""will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

     TIMBERLANDS

          The Company owns and manages approximately 193,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern California coast which has very favorable soil and climate conditions. These timberlands contain approximately three-quarters redwood and one-quarter Douglas-fir timber, are located in close proximity to the Company's four sawmills and contain an extensive network of roads. Approximately 179,000 acres of the Company's timberlands are owned by Scotia Pacific (the "Scotia Pacific Timberlands"), a special purpose Delaware corporation and wholly owned subsidiary of the Company. The Company has the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 non-contiguous acres of the Scotia Pacific Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the Scotia Pacific Timberlands. Substantially all of Scotia Pacific's assets, including the Scotia Pacific Timberlands and the GIS (defined below), are pledged as security for Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). The Company harvests and purchases from Scotia Pacific all of the logs harvested from the Scotia Pacific Timberlands. See "--Relationships With Scotia Pacific and Britt" for a description of this and other relationships among the Company, Scotia Pacific and Britt Lumber Co., Inc. ("Britt"), an affiliate of the Company. Approximately 6,000 acres of the Company's timberlands are owned by Salmon Creek.

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

          The Company engages in extensive efforts to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. The Company is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. The Company also actively engages in efforts to establish timberlands from open areas such as pasture land. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, the Company supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber grown on the Company's timberlands is regenerated almost entirely by planting seedlings. During 1996, the Company planted an estimated 529,000 redwood and Douglas-fir seedlings.

     HARVESTING PRACTICES

          The ability of the Company to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPs"). THPs are required to be developed by registered professional foresters and must be filed with, and approved by, the California Department of Forestry ("CDF") prior to the harvesting of timber. Each THP is designed to comply with applicable laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. See "--Regulatory and Environmental Factors" for information regarding a critical habitat designation, sustained yield regulations and similar matters concerning the Company and its operations. The Company maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of the Company's properties, including timber type, tree class, wildlife data, roads, rivers and streams. By carefully monitoring and updating this data base and conducting field studies, the Company's foresters are better able to develop detailed THPs addressing the various regulatory requirements. The Company also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through satellite positioning.

          The Company employs a variety of well-accepted methods of selecting trees for harvest. These methods, which are designed to achieve optimal regeneration, are referred to as "silvicultural systems" in the forestry profession. Silvicultural systems range from very light thinnings aimed at enhancing the growth rate of retained trees to clear cutting which results in the harvest of all trees in an area and replacement with a new forest stand. In between are a number of varying levels of partial harvests which can be employed. The Company's foresters select the appropriate silvicultural system for any given site based upon the specific conditions of that site. The systems chosen are those which will most closely emulate those natural processes that result in the cycling of natural forest stands. Due to the magnitude of its timberlands and conservative application of silvicultural systems, the Company has historically conducted harvesting operations on approximately 5% of its timberlands in any given year.

     PRODUCTION FACILITIES

          The Company owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from the Company's timberlands. Since 1986, the Company has implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, the Company's annual lumber production has averaged approximately 289 million board feet, with approximately 291, 290, and 286 million board feet produced in 1996, 1995 and 1994, respectively. The Fortuna sawmill produces primarily common grade lumber. During 1996, the Fortuna mill produced approximately 99 million board feet of lumber. The Carlotta sawmill produces both common and upper grade redwood lumber. During 1996, the Carlotta mill produced approximately 63 million board feet of lumber. Sawmills "A" and "B" are both located in Scotia. Sawmill "A" processes Douglas-fir logs and Sawmill "B" primarily processes large diameter redwood logs. During 1996, Sawmills "A" and "B" produced 88 million and 41 million board feet of lumber, respectively.

          The Company operates a finishing plant which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include the redwood lumber industry's largest variety of customized trim and fascia patterns. The Company also enhances the value of some grades of lumber by assembling knot-free pieces of narrower and shorter lumber into wider or longer pieces in its state-of-the-art end and edge glue plants. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products. The Company has installed a lumber remanufacturing facility at its mill in Fortuna which processes low grade redwood common lumber into value-added, higher grade redwood fence and related products.

          The Company dries the majority of its upper grade lumber before it is sold. Upper grades of redwood lumber are generally air-dried for three to twelve months and then kiln-dried for seven to twenty-four days to produce a dimensionally stable and high quality product which generally commands higher prices than "green" lumber (which is lumber sold before it has been dried). Upper grade Douglas-fir lumber is generally kiln-dried immediately after it is cut. The Company owns and operates 34 kilns, having an annual capacity of approximately 95 million board feet, to dry its upper grades of lumber efficiently in order to produce a quality, premium product. The Company also maintains several large enclosed storage sheds which hold approximately 27 million board feet of lumber.

          In addition, the Company owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from the Company's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to the Company's timberlands where several of its manufacturing facilities are located. The Company sells surplus power to Pacific Gas and Electric Company. In 1996, the sale of surplus power accounted for approximately 1% of the Company's total revenues.

     PRODUCTS

          The following table sets forth the distribution of the Company's lumber production (on a net board foot basis) and revenues by product line:


                                                YEAR ENDED DECEMBER 31, 1996              YEAR ENDED DECEMBER 31, 1995
                                         ----------------------------------------- -----------------------------------------
                                           % OF TOTAL                                % OF TOTAL
                                             LUMBER      % OF TOTAL                    LUMBER      % OF TOTAL
                                           PRODUCTION      LUMBER      % OF TOTAL    PRODUCTION      LUMBER      % OF TOTAL
                 PRODUCT                     VOLUME       REVENUES      REVENUES       VOLUME       REVENUES      REVENUES
                                         ------------- ------------- ------------- ------------- ------------- -------------
Upper grade redwood lumber                         13%           33%           28%           17%           38%           31%
Common grade redwood lumber                        53%           42%           35%           54%           40%           32%
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Total redwood lumber                          66%           75%           63%           71%           78%           63%
                                         ------------- ------------- ------------- ------------- ------------- -------------
Upper grade Douglas-fir lumber                      3%            6%            5%            3%            5%            4%
Common grade Douglas-fir lumber                    27%           16%           13%           23%           14%           11%
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Total Douglas-fir lumber                      30%           22%           18%           26%           19%           15%
                                         ------------- ------------- ------------- ------------- ------------- -------------
Other grades of lumber                              4%            3%            2%            3%            3%            4%
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Total lumber                                 100%          100%           83%          100%          100%           82%
                                         ============= ============= ============= ============= ============= =============

Logs                                                                            9%                                        7%
                                                                     =============                             =============

Hardwood chips                                                                  2%                                        4%
Softwood chips                                                                  4%                                        5%
                                                                     -------------                             -------------
     Total wood chips                                                           6%                                        9%
                                                                     =============                             =============


          Lumber
          The Company primarily produces and markets lumber. In 1996, the Company sold approximately 307 million board feet of lumber, which accounted for approximately 83% of the Company's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

          Redwood lumber is the Company's largest product category.
Redwood is commercially grown only along the northern coast of California and possesses certain unique characteristics that permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

          Upper grade redwood lumber, which is derived primarily from large diameter logs and is characterized by an absence of knots and other defects, is used primarily in distinctive interior and exterior applications. The overall supply of upper grade lumber has been diminishing due to increasing environmental and regulatory restrictions and other factors, and the Company's supply of upper grade lumber has decreased in some premium product categories. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background." Common grade redwood lumber, the Company's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing.

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

          Logs
          The Company currently sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. The majority of these logs are purchased by Britt. The balance are purchased by surrounding mills which do not own sufficient timberlands to support their mill operations. See "--Relationships with Scotia Pacific and Britt" below. Except for the agreement with Britt described below, the Company does not have any significant contractual relationships with third parties relating to the purchase of logs. The Company has historically not purchased significant quantities of logs from third parties; however, the Company may from time to time purchase logs from third parties for processing in its mills or for resale to third parties if, in the opinion of management, economic factors are advantageous to the Company.

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

     BACKLOG AND SEASONALITY

          The Company's backlog of sales orders at December 31, 1996 and 1995 was approximately $21.3 million and approximately $11.5 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year. The Company has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, the Company's results in any one quarter are not necessarily indicative of results to be expected for the full year.

     MARKETING

          The housing, construction and remodeling markets are the primary markets for the Company's lumber products. The Company's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. The Company sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 66% of these sales in 1996. Common grades of Douglas-fir lumber are sold primarily in California. In 1996, the largest and top five of the Company's customers accounted for approximately 9% and 24%, respectively, of total revenues. Exports of lumber accounted for approximately 5% of the Company's total revenues in 1996. The Company markets its products through its own sales staff which focuses primarily on domestic sales.

          The Company actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of products. Due to its high quality products, large inventory, competitive prices and long history, the Company believes it has a strong degree of customer loyalty.

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

     EMPLOYEES

          As of March 1, 1997, the Company had approximately 1,600 employees, none of whom are covered by a collective bargaining agreement.

     RELATIONSHIPS WITH SCOTIA PACIFIC AND BRITT

          In March 1993, Pacific Lumber consummated its offering of $235 million of 10-1/2% Senior Notes due 2003 (the "Senior Notes") and Scotia Pacific consummated its offering of $385 million of Timber Notes. Upon the closing of such offerings, Pacific Lumber, Scotia Pacific and Britt entered into a variety of agreements. Pacific Lumber and Scotia Pacific entered into a Services Agreement (the "Services Agreement") and an Additional Services Agreement (the "Additional Services Agreement"). Pursuant to the Services Agreement, Pacific Lumber provides operational, management and related services with respect to the Scotia Pacific Timberlands containing timber of Scotia Pacific ("Scotia Pacific Timber") not performed by Scotia Pacific's own employees. Such services include the furnishing of all equipment, personnel and expertise not within Scotia Pacific's possession and reasonably necessary for the operation and maintenance of the Scotia Pacific Timberlands containing Scotia Pacific Timber. In particular, Pacific Lumber is required to regenerate Scotia Pacific Timber, prevent and control loss of Scotia Pacific Timber by fires, maintain a system of roads throughout the Scotia Pacific Timberlands, take measures to control the spread of disease and insect infestation affecting Scotia Pacific Timber and comply with environmental laws and regulations. Pacific Lumber is also required (to the extent necessary) to assist Scotia Pacific personnel in updating the GIS and to prepare and file, on Scotia Pacific's behalf, all pleadings and motions and otherwise diligently pursue appeals of any denial of any THP and related matters. As compensation for these and the other services to be provided by the Company, Scotia Pacific pays a fee which is adjusted on January 1 of each year based on a specified government index relating to wood products. The fee was approximately $112,000 per month in 1996 and is expected to be approximately $115,200 per month in 1997. Pursuant to the Additional Services Agreement, Scotia Pacific provides Pacific Lumber with a variety of services, including (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties, and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays Scotia Pacific a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

          Pacific Lumber and Scotia Pacific also entered into a Master Purchase Agreement (the "Master Purchase Agreement"). The Master Purchase Agreement governs all purchases of logs by Pacific Lumber from Scotia Pacific. Each purchase of logs by Pacific Lumber from Scotia Pacific is made pursuant to a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) for the Scotia Pacific Timber covered by an approved THP. Each log purchase agreement generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. The purchase price must be at least equal to the SBE Price (as defined below). The Master Purchase Agreement provides that if the purchase price equals or exceeds (i) the price for such species and category thereof set forth on the structuring schedule applicable to the Timber Notes and (ii) the SBE Price, then such price shall be deemed to be the fair market value of such logs. The Master Purchase Agreement defines the "SBE Price," for any species and category of timber, as the stumpage price for such species and category as set forth in the most recent "Harvest Value Schedule" published by the California State Board of Equalization ("SBE") applicable to the timber sold during the period covered by such Harvest Value Schedule. Such Harvest Value Schedules are published for the purpose of computing yield taxes and generally are released every six months. As Pacific Lumber purchases logs from Scotia Pacific pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Scotia Pacific Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Title to the harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. Substantially all of Scotia Pacific's revenues are derived from the sale of logs to Pacific Lumber under the Master Purchase Agreement.

          Pacific Lumber, Scotia Pacific and Salmon Creek also entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber entered into an Environmental Indemnification Agreement with Scotia Pacific pursuant to which Pacific Lumber agreed to indemnify Scotia Pacific from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Scotia Pacific Timberlands.

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

     REGULATORY AND ENVIRONMENTAL FACTORS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          Regulatory and environmental issues play a significant role in the Company's forest products operations. The Company's forest products operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. These laws include the California Forest Practice Act (the "Forest Practice Act"), which requires that timber harvesting operations be conducted in accordance with detailed requirements set forth in the Forest Practice Act and in the regulations promulgated thereunder by the California Board of Forestry (the "BOF"). The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed fish, wildlife and plants which have been declared to be endangered or threatened. The California Environmental Quality Act ("CEQA") provides, in general, for protection of the environment of the state, including protection of air and water quality and of fish and wildlife. In addition, the California Water Quality Act and Federal Clean Water Act require, in part, that the Company's operations be conducted so as to reasonably protect the water quality of nearby rivers and streams. The Company is subject to certain pending matters described below which could have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that certain pending or future legislation, governmental regulations or judicial or administrative decisions will not have a material adverse effect on the Company.

          In March 1992, the marbled murrelet was approved for listing as endangered under the CESA. In October 1992, the United States Fish and Wildlife Service ("USFWS") issued its final rule listing the marbled murrelet as a threatened species under the ESA in the tri-state area of Washington, Oregon and California. The Company has incorporated, and will continue to incorporate as required, mitigation measures into its THPs to protect and maintain habitat for the marbled murrelet on its timberlands. The BOF requires the Company to conduct pre-harvest marbled murrelet surveys to provide certain site specific mitigations in connection with THPs covering virgin old growth timber and unusually dense stands of residual old growth timber. Such surveys can only be conducted during a portion of the murrelet's nesting and breeding season, which extends from April through mid-September. Accordingly, such surveys are expected to delay the review and approval process with respect to certain of the THPs filed by the Company. The results of such surveys to date (based upon current survey protocols) have indicated that the Company has approximately 6,600 acres (all containing virgin or residual old growth timber) which are occupied marbled murrelet habitat. The Company is unable to predict when or if it will be able to harvest this acreage.

          In May 1996, the USFWS published its final designation of critical habitat for the marbled murrelet (the "Final Designation"), designating over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of the Company's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timber. The bulk of the Company's 6,600 acres of occupied marbled murrelet habitat falls within the 33,000 acres of the Company's timberlands included in the Final Designation. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, the Company over the last few years has attempted to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). Due to, among other things, the unfavorable response of the USFWS to the Company's initial Murrelet HCP efforts, the Company and its subsidiaries filed two actions (the "Takings Litigation") alleging that certain portions of their timberlands have been "taken" and seeking just compensation. See Item 3. "Legal Proceedings" for a description of the Takings Litigation. Pursuant to an agreement entered into by the Company, MAXXAM, the United States, and the State of California on September 28, 1996 (the "Headwaters Agreement") and described below under "--Headwaters Agreement," the Takings Litigation has been stayed at the request of the parties.

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's consolidated financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if the Company is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be materially adverse to the Company. If the Company is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have other species listed as threatened or endangered under the ESA and/or the CESA and to designate critical habitat for such species. For example, the National Marine Fisheries Service has announced that by April 25, 1997 it will make a final determination whether to list the coho salmon under the ESA in northern California, including, potentially, lands owned by the Company. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the Company's consolidated financial position, results of operations or liquidity.

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. The sustained yield plan ("SYP") must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that the Company's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, the Company submitted a proposed SYP to the CDF. The proposed SYP sets forth an LTSY harvest level substantially the same as the Company's average annual timber harvest over the last six years. The proposed SYP also indicates that the Company's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, the Company's average annual timber harvest would be approximately 8% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs will be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement will be consummated and that the Multi-Species HCP (as defined below under "--Headwaters Agreement") will permit the Company to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, the Company is unable to predict the impact that these regulations will have on its future timber harvesting practices. It is possible that the results of the review and approval process could require the Company to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP. The Company believes it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands (and making corresponding amendments to the SYP); however, there can be no assurance that the Company would be able to do so and the amount of such acquisitions would be limited by the Company's available financial resources. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the CDF and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of the Company's THPs and other timber harvesting operations, and the Company expects that such groups and individuals will continue to file such objections. In addition, lawsuits are pending or threatened which seek to prevent the Company from implementing certain of its approved THPs or which challenge other operations by the Company.
These challenges have severely restricted the Company's ability to harvest old growth timber on its property. To date, challenges with respect to the Company's THPs relating to young growth timber and to its other operations have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its timber harvesting and other operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, they have not had a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their ultimate impact on the Company's consolidated financial position, results of operations or liquidity.

          In early 1997, the Environmental Protection Agency ("EPA") entered into a consent decree agreeing to establish limits on sedimentation, temperature and other factors (i.e. non-point source total maximum daily loadings, "TMDL") under the Federal Clean Water Act for seventeen northern California rivers and certain of their tributaries, including rivers within the Company's timberlands. The TMDL scheme will be primarily aimed at protecting fish habitat. It is impossible to predict the ultimate impact this consent decree will have on the Company's consolidated financial position, results of operations or liquidity.

          In June 1990, the USFWS designated the northern spotted owl as threatened under the ESA. The owl's range includes all of the Company's timberlands. The ESA and its implementing regulations (and related California regulations) generally prohibit harvesting operations in which individual owls might be killed, displaced or injured or which result in significant habitat modification that could impair the survival of individual owls or the species as a whole. Since 1988, biologists have conducted inventory and habitat utilization studies of northern spotted owls on the Company's timberlands. The Company has developed and the USFWS has given its full concurrence to a northern spotted owl management plan (the "Federal Owl Plan"). The Federal Owl Plan, as amended from time to time, is currently applicable through 1999 and the USFWS expressed its agreement that operations consistent with the Federal Owl Plan would not result in the taking of any owls. The Company has also developed a Spotted Owl Resource Plan (the "State Owl Plan"), and the California Department of Fish and Game has expressed its agreement that operations consistent with the State Owl Plan would not result in the taking of any owls. By incorporating the Federal Owl Plan or the State Owl Plan into each THP filed with the CDF, the Company is able to expedite the approval time with respect to its THPs. The plaintiffs in the Marbled Murrelet action have requested and received injunctive relief with respect to certain THPs involving the Federal Owl Plan. See Item 3. "Legal Proceedings--Timber Harvesting Litigation." Both federal and state agencies continue to review and consider possible additional regulations regarding the northern spotted owl. It is uncertain if such additional regulations will become effective or their ultimate content or impact on the Company.

          Laws, regulations and related judicial and administrative interpretations dealing with the Company's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection, air and water quality, and the restriction, regulation and administration of timber harvesting practices. It is impossible to predict the content of any such bills, the likelihood of any of the bills passing or the impact of any of these bills on the future liquidity, consolidated financial position or operating results of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is impossible, however, to assess the effect of such matters on the Company's consolidated financial position, operating results or liquidity.

     HEADWATERS AGREEMENT

          On September 28, 1996, the Company (on behalf of itself, its subsidiaries and affiliates) and MAXXAM (collectively, "the Pacific Lumber Parties") entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of certain timberlands of the Company.

          The Headwaters Agreement requires the parties to use their respective best, good faith efforts to achieve certain items (the "Specified Items"). The Specified Items include the transfer to the United States and California of approximately 5,600 acres of the Company's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest and related buffer zones (respectively, the "Headwaters Forest" and the "Elk Head Forest" and, collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 4,900 of these acres are owned by Salmon Creek. The remaining acreage is owned by Scotia Pacific (the Company having harvesting rights on a portion of the acreage).

          The Headwaters Timberlands would be transferred in exchange for
(a) property and other consideration (possibly including cash) from both the United States and California having an aggregate fair market value of $300 million and (b) 7,755 acres of adjacent timberlands to be acquired by the United States and California from a third party (the "Elk River Timberlands"). The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party. An additional Specified Item is the expedited development and submission by the Company and processing by the United States of an incidental take permit ("Permit") to be based upon a habitat conservation plan for multiple species ("Multi-Species HCP") covering (a) the timberlands and timber harvesting rights which Pacific Lumber will own after consummation of the Headwaters Agreement (the "Resulting Pacific Lumber Timber Property") and (b) the Headwaters Timberlands and the 1,900 acres of Elk River Timberlands retained by the United States and California (both as conserved habitat). The agreement also requires expedited processing by California of an SYP covering the Resulting Pacific Lumber Timber Property. The Headwaters Agreement contains various provisions regarding the processing of the Multi-Species HCP, the Permit and the SYP. The Specified Items also require, among other things, dismissal with prejudice at closing of the Takings Litigation pending against the United States and California. See Item 3."Legal Proceedings--Timber Harvesting Litigation." Pursuant to the Headwaters Agreement, the parties have stayed the Takings Litigation, subject to certain rights of the parties to terminate the stay.

          The Headwaters Agreement also requires the United States and/or California to provide to the Company a list of property interests owned or controlled by the United States and/or California meeting certain conditions, including that they have a good faith estimated fair market value equal to or in excess of $300 million. On December 5, 1996, the United States and California each furnished a list of properties for the Company's review and approval. Neither list was accompanied by the requisite background information, although both lists did indicate that additional information would be made available. The list of United States properties consisted of oil and gas interests in Kern County, California, approximately 3,000 acres of young growth timberlands in Humboldt, Mendocino and Trinity Counties in California, and surplus acreage next to a federal office building in Laguna Niguel, California.

           In February 1997, after full and careful consideration, Pacific Lumber notified California that its Presented Properties were not acceptable due to, among other things, various physical problems and encumbrances on the properties, certain properties having been withdrawn by the state and public opposition to the transfer of some of the properties. Pacific Lumber also advised California that it should proceed with the steps necessary to assure that California can provide cash for its portion of the consideration to be paid to Pacific Lumber. There have been ongoing discussions between the Pacific Lumber Parties and the United States regarding the properties or other consideration to be furnished by the United States.

          As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Forest to conduct logging operations, including salvage logging (the "Moratorium"). The Moratorium was to terminate if by July 28, 1997 the parties had not achieved the Specified Items to their respective satisfaction. On March 11, 1997, the Pacific Lumber Parties agreed to amend the Headwaters Agreement to extend the period of time during which these closing conditions must be met to February 17, 1998. The extension is, however, subject to the achievement of certain milestones toward completion of the Headwaters Agreement. The parties have agreed to execute an amendment to the Headwaters Agreement evidencing these modifications.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) completion of the Specified Items, (b) approval of a Multi-Species HCP and SYP and issuance of the Permit, each in form and substance satisfactory to the Company, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) approval by the boards of directors of the applicable Pacific Lumber Parties. The Headwaters Agreement also provides that the parties will cooperate and act in good faith to preserve diligently the Headwaters Agreement, the Multi-Species HCP, the Permit and the SYP against third party challenge. The parties to the Headwaters Agreement are working to satisfy these conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.

ITEM 2.        PROPERTIES

          A description of the Company's properties is included under Item 1 above.

ITEM 3.        LEGAL PROCEEDINGS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

     TIMBER HARVESTING LITIGATION

          Various actions, similar to each other, have been filed against the Company and its subsidiaries, as well as MAXXAM, MGI, various state officials and others, alleging, among other things, violations of the Forest Practice Act, CEQA, ESA, CESA and/or related regulations. These actions seek to prevent Pacific Lumber and its subsidiaries from harvesting certain of their THPs and conducting certain other timber operations.

          On September 15, 1995, an action entitled Marbled Murrelet, et al. v. Bruce Babbitt, et al. (No. C-95-3261) (the "Marbled Murrelet action") was filed in the U.S. District Court for the Northern District of California. This action relates to, among other things, exemptions for forest health which Pacific Lumber and its subsidiaries had previously filed covering their entire timberlands. These exemptions allow Pacific Lumber to harvest dead, dying or diseased trees ("exempt harvesting operations"). As amended, the complaint alleges, among other things, violations of the ESA, the National Environmental Protection Act ("NEPA") and the Administrative Procedures Act ("APA"). Plaintiffs claim, among other things, that the exempt harvesting operations will contribute to the destruction of habitat for the marbled murrelet and the northern spotted owl. After the U.S. Ninth Circuit Court of Appeals reversed a preliminary injunction granted by the trial court enjoining the exempt harvesting operations, the plaintiffs asked for leave to amend their pleadings. On April 3, 1996, the trial court granted a preliminary injunction preventing harvesting on eight already-approved THPs to the extent that they rely on the Federal Owl Plan. In addition to appealing the preliminary injunction, the Company has obtained regulatory reapproval of seven of the eight enjoined THPs without reliance on the Federal Owl Plan and has, to date, confirmed with the trial court that six of those THPs are no longer subject to the preliminary injunction. On November 4, 1996, the U.S. Ninth Circuit Court of Appeals heard oral arguments concerning Pacific Lumber's appeal but has not yet rendered a decision on this matter. In January 1997, the trial court dismissed plaintiffs' claims that the Company had and was causing "takes" of the marbled murrelet and northern spotted owl.

          On November 15, 1996, an action entitled Redway Forest Defense, et al. v. CDF, et al. (No. 96CP0856; the "Redway action") was filed against Pacific Lumber and others in the Superior Court of Humboldt County, California. This action seeks to overturn the CDF's approval of THP 96-036 which permits harvesting of approximately 63 acres of primarily old growth timber. The action alleges, among other things, violations of CEQA relating primarily to salmon fisheries.

          The Company does not believe the matters described above will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. See "Business--Regulatory and Environmental Factors" above for a description of regulatory and similar matters which could affect Pacific Lumber's timber harvesting practices and future operating results.

          The EPIC, et al. v. California State Board of Forestry, et al. (No. 91CP244) action in the Superior Court of Humboldt County, filed by the Sierra Club and the Environmental Protection Information Center ("EPIC") in 1991, relates to a THP for approximately 237 acres of virgin old growth timber. After the Superior Court reversed the BOF's approval of this THP, certain modifications were made to the THP, which was then unanimously approved by the BOF. The Superior Court later issued judgment in favor of Pacific Lumber. On appeal, the Court of Appeal in October 1993 affirmed the trial court's judgment approving harvesting under this THP. In April 1993, EPIC filed another action with respect to this THP entitled EPIC, Marbled Murrelet, et al. v. Bruce Babbitt, Secretary, Department of Interior, et al. (No. C93-1400) (the "EPIC action") in the U.S. District Court for the Northern District of California, alleging an unlawful "taking" of the marbled murrelet under the ESA. In February 1995, the Court ruled that the area covered by the THP is occupied by the marbled murrelet and permanently enjoined implementation of the THP in order to protect the marbled murrelet. Upon appeal, the U.S. Ninth Circuit Court of Appeals affirmed the District Court's decision. Pacific Lumber subsequently appealed the matter to the U.S. Supreme Court, but on February 19, 1997, the U. S. Supreme Court ruled that it would not consider Pacific Lumber's appeal. In March 1997, the Company paid approximately $1.4 million in legal fees which the trial court had awarded to the plaintiffs.

          On April 22, 1996, Salmon Creek filed a lawsuit entitled Salmon Creek Corporation v. California State Board of Forestry, et al. (No. 96CS01057) in the Superior Court of Sacramento County. This action seeks to overturn the BOF's decision denying approval of a THP for approximately 8 acres of virgin old growth timber in the Headwaters Forest. Salmon Creek seeks a court order requiring approval of the THP so that it may harvest in accordance with the THP. Salmon Creek also seeks constitutional "just compensation" damages to the extent that its old growth timber within and surrounding the THP has been "taken" by reason of this regulatory denial and previous actions of governmental authorities. In addition, on May 7, 1996, Pacific Lumber, Scotia Pacific and Salmon Creek filed a lawsuit entitled The Pacific Lumber Company, et al. v. The United States of America (No. 96-257L) in the United States Court of Federal Claims. The suit alleges that the federal government has "taken" over 3,800 acres of Pacific Lumber's old growth timberlands (including the Headwaters Forest) through its application of the ESA. Pacific Lumber, Scotia Pacific and Salmon Creek seek constitutional "just compensation" damages for the taking of these timberlands by the federal government's actions. The Court in each of these actions (collectively, the "Takings Litigation") has granted the parties' agreed motions to stay the actions pursuant to the Headwaters Agreement. These actions would be dismissed if the Headwaters Agreement is consummated. See Item 1. "Business--Headwaters Agreement" for a description of the Headwaters Agreement.

     USAT MATTER

          In January 1995, an action entitled U.S., ex rel., Martel v. Hurwitz, et al. (the "Martel action") was filed in the U.S. District Court for the Northern District of California (No. C950322) against MAXXAM, MGI and others. This action is purportedly brought by plaintiff on behalf of the U.S. government; however, the U.S. government has declined to participate in the suit. The Company is not a defendant in this suit. The suit alleges that defendants made false statements and claims in violation of the Federal False Claims Act in connection with United Savings Association of Texas ("USAT"). Plaintiff alleges, among other things, that defendants used the federally insured assets of USAT to acquire junk bonds from Michael Milken and Drexel, Burnham, Lambert Inc. ("Drexel") and that, in exchange, Mr. Milken and Drexel arranged financing for defendants' various business ventures, including the acquisition of the Company. Plaintiff alleges that USAT became insolvent in 1988 and that defendants should be required to pay $1.6 billion (subject to trebling) to cover
USAT's losses. Plaintiff seeks, among other things, that the Court impose a constructive trust upon the fruits of the alleged improper use of USAT funds. In August 1996, the Court transferred this matter to the U.S. District Court for the Southern District of Texas in which court the Federal Deposit Insurance Corporation has brought another action arising out of the USAT matters. The parties are awaiting a ruling or hearing on defendants' motion to dismiss. The Company believes that this matter should not have a material adverse effect on the Company's consolidated financial position, or results of operations or liquidity.

     OTHER LITIGATION MATTERS

          The Company is involved in other claims, lawsuits and other proceedings. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

          All of the Company's common stock is owned indirectly by MGI, which is a wholly owned subsidiary of MGHI, which in turn is wholly owned by MAXXAM. Accordingly, the Company's common stock is not traded on any stock exchange and has no established public trading market. The Company declared and paid cash dividends on its common stock in the amount of $20.5 million, $22.0 million and $24.5 million in 1996, 1995 and 1994, respectively. As of December 31, 1996, approximately $17.2 million of dividends could be paid by the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Investing and Financing Activities" and Note 4 to the Consolidated Financial Statements appearing in Item 8.

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

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

BACKGROUND

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          The Company's business is seasonal in that the forest products business generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing in Item 8.

          Old growth trees constitute the Company's principal source of upper grade redwood lumber. Due to the severe restrictions on the Company's ability to harvest virgin old growth timber on its property, the Company's supply of upper grade lumber has decreased in some premium product categories. Furthermore, logging costs have increased primarily due to the harvest of smaller diameter logs and compliance with environmental regulations relating to the harvesting of timber and litigation costs incurred in connection with certain THPs filed by the Company. The Company has been able to lessen the impact of these factors by augmenting its production facilities to increase its recovery of upper grade lumber from smaller diameter logs and by increasing production capacity for manufactured upper grade lumber products through its end and edge glue facility (which was expanded during 1994). At this facility knot-free pieces of lumber are assembled into wider or longer pieces. This manufactured lumber results in a significant increase in lumber recovery and produces a standard size upper grade product which is sold at a premium price compared to common grade products of similar dimensions. The Company has also increased shipments of air seasoned, primed and specialty cut lumber which are examples of value added products. Additionally, the Company has instituted a number of measures at its sawmills during the past several years designed to enhance the efficiency of its operations, such as expansion of its manufactured lumber facilities and other improvements in lumber recovery, automated lumber handling and the modification of its production scheduling to maximize cogeneration power revenues, and installation of a lumber remanufacturing facility at its Fortuna lumber mill. However, unless the Company is able to sustain the harvest level of old growth trees, the Company expects that its production of premium upper grade lumber products will decline and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products. See also "--Trends" and Item 1. "Business--Regulatory and Environmental Factors."

RESULTS OF OPERATIONS

          The following table presents selected operational and financial information for the years ended December 31, 1996, 1995 and 1994.


                                                                 YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                             1996          1995          1994
                                                        ------------- ------------- -------------
                                                                 (IN MILLIONS OF DOLLARS,
                                                               EXCEPT SHIPMENTS AND PRICES)
Shipments:
     Lumber: (1)
          Redwood upper grades                                   49.7          46.5          52.9
          Redwood common grades                                 159.4         146.8         144.3
          Douglas-fir upper grades                               10.6           7.4           8.6
          Douglas-fir common grades                              74.9          64.6          54.2
          Other                                                  12.5          11.4          12.1
                                                        ------------- ------------- -------------
               Total lumber                                     307.1         276.7         272.1
                                                        ============= ============= =============
     Logs (2)                                                    49.4          40.3          34.4
                                                        ============= ============= =============
     Wood chips (3)                                             187.2         192.8         197.7
                                                        ============= ============= =============
Average sales price:
     Lumber: (4)
          Redwood upper grades                          $       1,380 $       1,495 $       1,443
          Redwood common grades                                   542           496           481
          Douglas-fir upper grades                              1,154         1,301         1,420
          Douglas-fir common grades                               439           392           444
     Logs (4)                                                     450           396           567
     Wood chips (5)                                                79           107            86
Net sales:
     Lumber, net of discount                            $       202.8 $       181.4 $       186.0
     Logs                                                        22.2          15.9          19.5
     Wood chips                                                  14.8          20.7          17.1
     Cogeneration power                                           3.3           2.5           3.5
     Other                                                        1.7           1.4           1.3
                                                        ------------- ------------- -------------
          Total net sales                               $       244.8 $       221.9 $       227.4
                                                        ============= ============= =============
Operating income                                        $        66.3 $        64.6 $        70.4
                                                        ============= ============= =============
Operating cash flow (6)                                 $        93.9 $        90.5 $        95.9
                                                        ============= ============= =============
Income before income taxes and extraordinary item       $        16.1 $        13.0 $        26.3
                                                        ============= ============= =============
Net income                                              $        9.9  $         6.6 $        10.0
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


          Net sales
          Net sales for 1996 increased compared to 1995 principally due to higher lumber shipments in all categories and higher average realized prices for common grade lumber. Partially offsetting these improvements were lower average realized prices for upper grade redwood lumber and wood chips. Shipments of fencing and other value-added common lumber products from the Company's new remanufacturing facility were a contributing factor in the improved redwood common lumber realizations.

          Net sales for 1995 decreased compared to 1994. Decreased shipments of upper grade redwood lumber, lower average realized prices for common grade Douglas-fir lumber and logs, decreased shipments of redwood common lumber and lower sales of electrical power were largely offset by increased shipments of common grade Douglas-fir lumber and logs, increased sales of wood chips and higher average realized prices for both common and upper grades of redwood lumber.

          Operating income
          Operating income, after excluding from 1995 cost of sales a $1.5 million settlement of business interruption insurance claims related to an April 1992 earthquake, increased in 1996 due to the increase in net sales discussed above. Increases in costs of goods sold reflect both the impact of additional manufacturing costs attributable to the increased shipments of manufactured lumber products, higher shipments of lower margin lumber and the increasing cost of regulatory compliance for the Company's timber harvesting operations.

          Operating income for 1995 decreased compared to 1994. This decrease was primarily due to the higher cost and lower sales of lumber, logs and electrical power, partially offset by increased sales and margins on wood chips. Cost of lumber sales for 1995 was unfavorably impacted by higher purchases of logs from third parties, partially offset by improved sawmill productivity.

          Income before income taxes and extraordinary item
          Income before income taxes for 1996 increased from 1995, primarily as a result of the increase in operating income as discussed above and lower interest expense. Income before income taxes and extraordinary item decreased for 1995 as compared to 1994. This decrease was primarily due to lower investment, interest and other income and the decrease in operating income. Investment, interest and other income for 1994 includes the receipt of a franchise tax refund of $7.2 million (as described in Note 10 to the Consolidated Financial Statements).

          Provision in lieu of income taxes
          The provision in lieu of income taxes for 1996 and 1994 includes a credit relating to reserves the Company no longer believes are necessary.

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

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          A significant portion of the Company's consolidated assets are owned by Scotia Pacific. Moreover, Scotia Pacific provides a substantial portion of the Company's log requirements. The Company harvests and purchases logs from Scotia Pacific's timberlands at prices established pursuant to a Master Purchase Agreement. The holders of the Timber Notes have priority over the claims of creditors of the Company with respect to the assets and cash flow of Scotia Pacific.

          Under the terms of the indenture governing the terms of the Timber Notes (the "Timber Note Indenture"), Scotia Pacific will not have available cash for distribution to Pacific Lumber unless Scotia Pacific's cash flow from operations exceeds the amounts required by the Timber Note Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses. Once appropriate provision is made for current debt service on the Timber Notes and expenditures for operating and capital costs, and in the absence of certain Trapping Events (as defined in the Timber Note Indenture) or outstanding judgments, the Timber
Note Indenture does not limit monthly distributions of available cash from Scotia Pacific to the Company. Accordingly, once Scotia Pacific's debt service, operating and capital expenditure requirements have been met, substantially all of Scotia Pacific's available cash is periodically distributed to the Company. Scotia Pacific paid $76.9 million, $59.0 million and $88.9 million of dividends to the Company during the years ended December 31, 1996, 1995 and 1994, respectively. In the event Scotia Pacific's cash flows are not sufficient to generate distributable funds to the Company, the Company's ability to pay interest on the Senior Notes and to service its other indebtedness would be materially impaired.

          During the years ended December 31, 1996, 1995 and 1994, the Company's operating income before depletion and depreciation ("operating cash flow") amounted to $93.9 million, $90.5 million and $95.9 million, respectively, which exceeded interest incurred on all of its indebtedness in those years by $39.5 million, $35.0 million and $39.8 million, respectively.

          The indentures governing the Senior Notes, the Timber Notes and the Company's revolving credit agreement (the "Revolving Credit Agreement") contain various covenants which, among other things, limit the ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. The Company can pay dividends in an amount that is generally equal to 50% of the Company's consolidated net income plus depletion and cash dividends received from Scotia Pacific, exclusive of the net income and depletion of Scotia Pacific as long as any Timber Notes are outstanding. As of December 31, 1996, under the most restrictive of these covenants, approximately $17.2 million of dividends could be paid by the Company. The Company paid an aggregate of $20.5 million, $22.0 million and $24.5 million of dividends in 1996, 1995 and 1994, respectively.

          All of the Company's issued and outstanding common stock is pledged as collateral for the MGI Notes. MGI conducts its operations primarily through subsidiary companies. The Company represents the substantial portion of MGI's assets and operations. The indenture governing the MGI Notes requires the Company's board of directors to declare and pay dividends on the Company's common stock to the maximum extent permitted by any consensual restriction or encumbrance on the Company's ability to declare and pay dividends, unless the Board determines in good faith that such declaration and payment would be detrimental to the capital or other operating needs of the Company.

          Borrowings under the Revolving Credit Agreement, which expires on May 31, 1999, are secured by the Company's trade receivables and inventories, with interest currently computed at the bank's reference rate plus 1-1/4% or the bank's offshore rate plus 2-1/4%. The Revolving Credit Agreement provides for borrowings of up to $60.0 million, of which $15.0 million may be used for standby letters of credit and $30.0 million is restricted to acquisitions of timberlands. Borrowings made pursuant to the portion of the credit facility restricted to timberland acquisitions would
also be secured by the purchased timberlands.   As of December 31, 1996,
$47.0 million of borrowings was available under the Revolving Credit Agreement, of which $4.7 million was available for letters of credit and $30.0 million was restricted to timberland acquisitions. No borrowings were outstanding as of December 31, 1996, and letters of credit outstanding amounted to $10.3 million. The Revolving Credit Agreement contains covenants substantially similar to those contained in the indenture governing the Senior Notes.

          Capital expenditures during 1994 -- 1996 were made to improve production efficiency, reduce operating costs and, to a lesser degree, acquire additional timberlands. The Company's capital expenditures were $14.6 million, $9.1 million and $11.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. Capital expenditures, excluding expenditures for timberlands, are expected to be $11.0 million in 1997 and are estimated to be between $9.5 million and $14.5 million per year for the 1998 -- 1999 period. The Company may purchase additional timberlands from time to time as appropriate opportunities arise, and such purchases could exceed the historically modest levels of such acquisitions.

          As of December 31, 1996, the Company had consolidated working capital of $55.2 million and long-term debt of $525.6 million (net of current maturities and restricted cash deposited in a liquidity account for the benefit of the holders of the Timber Notes) as compared to $68.9 million and $540.4 million, respectively, at December 31, 1995. The decrease in long-term debt was primarily due to principal payments on the Timber Notes. The Company and its subsidiaries anticipate that cash from operations, together with existing cash and available sources of financing, will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, the Company and its subsidiaries believe that their existing cash and cash equivalents, together with its ability to generate sufficient cash from operations and their ability to obtain both short and long-term financing, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, due to their highly leveraged condition, the Company and its subsidiaries are more sensitive than less leveraged companies to factors affecting their operations, including governmental regulation affecting timber harvesting practices (see "-- Trends" below), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of the Company, have increased the cost of logging operations. The Company is subject to certain pending matters which could have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect the Company. See Item 1. "Business--Regulatory and Environmental Factors";
Item 3. "Legal Proceedings--Timber Harvesting Litigation" and Notes 8 and 9 to the Consolidated Financial Statements for further information regarding regulatory and environmental factors affecting the Company's operations. See also Item 1. "Business-Headwaters Agreement" for the recent agreement to extend the Headwaters Agreement to February 17, 1998.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair the Company's ability to maintain adequate log inventories and force the Company to temporarily idle or curtail operations at certain lumber mills from time to time.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of The Pacific Lumber Company:

          We have audited the accompanying consolidated balance sheets of The Pacific Lumber Company (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholder's equity (deficit) for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Pacific Lumber Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP


San Francisco, California
January 24, 1997

                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)


                                                                                              DECEMBER 31,
                                                                                      ---------------------------
                                                                                           1996          1995
                                                                                      ------------- -------------
                                        ASSETS
Current assets:
     Cash and cash equivalents                                                        $     26,027  $     26,480
     Receivables:
          Trade                                                                             18,080        19,688
          Other                                                                              2,514         1,565
     Inventories                                                                            65,690        75,580
     Prepaid expenses and other current assets                                               5,329         6,933
                                                                                      ------------- -------------
               Total current assets                                                        117,640       130,246
Timber and timberlands, net of accumulated depletion of $221,063 and $204,856,
      respectively                                                                         324,986       337,390
Property, plant and equipment, net of accumulated depreciation of $73,772 and
     $65,276, respectively                                                                  95,515        93,726
Deferred financing costs, net                                                               20,003        22,397
Deferred income taxes                                                                       34,639        41,958
Restricted cash                                                                             29,967        31,367
Other assets                                                                                 6,424         5,502
                                                                                      ------------- -------------
                                                                                      $    629,174  $    662,586
                                                                                      ============= =============

                        LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                                                                 $      3,765  $      3,898
     Accrued compensation and related benefits                                               9,673         9,241
     Accrued interest                                                                       20,211        20,666
     Deferred income taxes                                                                  10,173        10,244
     Other accrued liabilities                                                               2,325         3,077
     Long-term debt, current maturities                                                     16,258        14,195
                                                                                      ------------- -------------
               Total current liabilities                                                    62,405        61,321
Long-term debt, less current maturities                                                    555,596       571,812
Other noncurrent liabilities                                                                25,887        33,613
                                                                                      ------------- -------------
               Total liabilities                                                           643,888       666,746
                                                                                      ------------- -------------

Contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 100 shares authorized and issued                             --            --
     Additional capital                                                                    157,520       157,520
     Accumulated deficit                                                                  (172,234)     (161,680)
                                                                                      ------------- -------------
               Total stockholder's deficit                                                 (14,714)       (4,160)
                                                                                      ------------- -------------
                                                                                      $    629,174  $    662,586
                                                                                      ============= =============

     The accompanying notes are an integral part of these financial statements.


                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)


                                                                                YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                            1996          1995          1994
                                                                       ------------- ------------- -------------
Net sales:
     Lumber and logs                                                   $    225,017  $    197,320  $    205,504
     Other                                                                   19,832        24,619        21,875
                                                                       ------------- ------------- -------------
                                                                            244,849       221,939       227,379
                                                                       ------------- ------------- -------------
Operating expenses:
     Cost of goods sold (exclusive of depletion and depreciation)           136,335       116,445       116,316
     Selling, general and administrative expenses                            14,570        14,992        15,190
     Depletion and depreciation                                              27,644        25,927        25,485
                                                                       ------------- ------------- -------------
                                                                            178,549       157,364       156,991
                                                                       ------------- ------------- -------------

Operating income                                                             66,300        64,575        70,388
Other income (expense):
     Investment, interest and other income                                    4,209         3,928        12,022
     Interest expense                                                       (54,456)      (55,462)      (56,067)
                                                                       ------------- ------------- -------------
Income before income taxes and extraordinary item                            16,053        13,041        26,343
Provision in lieu of income taxes                                            (6,107)       (6,480)       (1,429)
                                                                       ------------- ------------- -------------
Income before extraordinary item                                              9,946         6,561        24,914
Extraordinary item:
     Loss on litigation settlement, net of related credit in lieu of
          income taxes of $6,312                                                 --            --       (14,866)
                                                                       ------------- ------------- -------------
Net income                                                             $      9,946  $      6,561  $     10,048
                                                                       ============= ============= =============

The accompanying notes are an integral part of these financial statements.

                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)


                                                                                YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                            1996          1995          1994
                                                                       ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $      9,946  $      6,561  $     10,048
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depletion and depreciation                                         27,644        25,927        25,485
          Net sales of marketable securities                                     52           478         6,619
          Amortization of deferred financing costs                            2,394         2,269         2,197
          Net gains on marketable securities                                    (52)         (478)         (984)
          Net loss (gain) on asset dispositions                                   6           419          (830)
          Increase (decrease) in cash resulting from changes in:
               Accrued and deferred income taxes                              7,135         7,572         1,627
               Accounts payable                                                (164)          589           949
               Receivables                                                      803         5,913        (8,742)
               Other liabilities                                             (8,046)        7,406        (2,027)
               Inventories, net of depletion                                  7,304        (7,301)       (1,608)
               Prepaid expenses and other current assets                        682        (3,273)         (721)
               Accrued interest                                                (455)         (443)         (518)
          Other                                                                 (12)          423           706
                                                                       ------------- ------------- -------------
               Net cash provided by operating activities                     47,237        46,062        32,201
                                                                       ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of assets                                           115            13         1,119
     Capital expenditures                                                   (14,552)       (9,140)      (10,962)
                                                                       ------------- ------------- -------------
               Net cash used for investing activities                       (14,437)       (9,127)       (9,843)
                                                                       ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                         (20,500)      (22,000)      (24,500)
     Redemptions, repurchase of and principal payments on long-term
          debt                                                              (14,153)      (13,670)      (13,235)
     Incurrence of financing costs                                               --          (150)         (213)
     Restricted cash deposits, net                                            1,400         1,035         1,160
                                                                       ------------- ------------- -------------
               Net cash used for financing activities                       (33,253)      (34,785)      (36,788)
                                                                       ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (453)        2,150       (14,430)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               26,480        24,330        38,760
                                                                       ------------- ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $     26,027  $     26,480  $     24,330
                                                                       ============= ============= =============


     The accompanying notes are an integral part of these financial statements.


                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                         (IN THOUSANDS OF DOLLARS)


                                                       COMMON
                                                       STOCK       ADDITIONAL   ACCUMULATED
                                                     ($.01 PAR)     CAPITAL       DEFICIT        TOTAL
                                                   ------------- ------------- ------------- -------------
Balance, January 1, 1994                           $             $    157,520  $   (131,789) $     25,731
     Net income                                              --            --        10,048        10,048
     Dividends                                               --            --       (24,500)      (24,500)
                                                   ------------- ------------- ------------- -------------

Balance, December 31, 1994                                   --       157,520      (146,241)       11,279
     Net income                                              --            --         6,561         6,561
     Dividends                                               --            --       (22,000)      (22,000)
                                                   ------------- ------------- ------------- -------------

Balance, December 31, 1995                                   --       157,520      (161,680)       (4,160)
     Net income                                              --            --         9,946         9,946
     Dividends                                               --            --       (20,500)      (20,500)
                                                   ------------- ------------- ------------- -------------
Balance, December 31, 1996                         $         --  $    157,520  $   (172,234) $    (14,714)
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

                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.        BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

     BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of The Pacific Lumber Company and its wholly owned subsidiaries, collectively referred to herein as the "Company." The Company is an indirect wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc. ("MGHI") which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). Intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' financial statements to be consistent with the current year's presentation.

          The Company operates in several principal aspects of the lumber industry, including the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and the manufacture of lumber into a variety of finished products. Housing, construction and remodeling are the principal markets for the Company's lumber products. Export sales generally constitute approximately 6% of the Company's sales. A significant portion of the Company's sales are made to third parties located west of the Mississippi River.

     USE OF ESTIMATES AND ASSUMPTIONS

          The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities,
(ii) disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the subsequent resolution of any one of the contingent matters described in Note 8 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's consolidated financial position, results of operations or liquidity.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash Equivalents
          Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less.

          Marketable Securities
          Marketable securities are carried at fair value. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income for each of the two years ended December 31, 1995 were: 1995 - net realized gains of $478; and 1994
- a decrease in net unrealized gains of $264 and net realized gains of $1,248. Net realized and unrealized gains (losses) for the year ended December 31, 1996 were not significant.

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

          Deferred Financing Costs
          Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing.

          Restricted Cash and Concentrations of Credit Risk
          Restricted cash represents the amount deposited into an account (the "Liquidity Account") held by the trustee under the indenture governing the 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes") of Scotia Pacific Holding Company ("Scotia Pacific"), a wholly owned subsidiary of the Company. See Note 4. The Liquidity Account is not available, except under certain limited circumstances, for Scotia Pacific's working capital purposes; however, it is available to pay the Rated Amortization (as defined in Note 4) and interest on the Timber Notes if and to the extent that cash flows are insufficient to make such payments. The required Liquidity Account balance will generally decline as principal payments are made on the Timber Notes. Investment, interest and other income for the years ended December 31, 1996, 1995 and 1994 includes interest of approximately $2,865, $2,560 and $2,638, respectively, attributable to an investment rate agreement (at 7.95% per annum) with the financial institution which holds the Liquidity Account.

          At December 31, 1996 and 1995, cash and cash equivalents include $17,600 and $19,742, respectively, (the "Payment Account") which is reserved for debt service payments on the Timber Notes (see Note 4). The Payment Account and the Liquidity Account are each held by a different financial institution. In the event of nonperformance by such financial institutions, the Company's exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon. The Company mitigates its concentrations of credit risk with respect to these restricted cash deposits by maintaining them at high credit quality financial institutions and monitoring the credit ratings of these institutions.

          Fair Value of Financial Instruments
          The carrying amounts of cash equivalents and restricted cash approximate fair value. Marketable securities are carried at fair value which is determined based on quoted market prices. As of December 31, 1996 and 1995, the estimated fair value of long-term debt, including current maturities, was $579,102 and $590,594, respectively. The estimated fair value of long-term debt is determined based on the quoted market prices for the Timber Notes and the 10-1/2% Senior Notes due 2003 (the "Senior Notes"), and on the current rates offered for borrowings similar to the other debt. Some of the Company's publicly traded debt issues are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market.

2.        INVENTORIES

          Inventories consist of the following:


                                                 DECEMBER 31,
                                         ---------------------------
                                              1996          1995
                                         ------------- -------------
Lumber                                   $      46,882 $      57,905
Logs                                            18,808        17,675
                                         ------------- -------------
                                         $      65,690 $      75,580
                                         ============= =============


3.        PROPERTY, PLANT AND EQUIPMENT

          The major classes of property, plant and equipment are as follows:


                                                                         DECEMBER 31,
                                                     ESTIMATED   ---------------------------
                                                    Useful Lives      1996          1995
                                                   ------------- ------------- -------------
Machinery and equipment                            5 - 15 years  $    123,909  $    122,437
Buildings                                              33 years        34,285        29,079
Logging roads                                          15 years        11,093         7,486
                                                                 ------------- -------------
                                                                      169,287       159,002
Less:  accumulated depreciation                                       (73,772)      (65,276)
                                                                 ------------- -------------
                                                                 $     95,515  $     93,726
                                                                 ============= =============


          Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $8,850, $9,185 and $8,808, respectively.

4.        LONG-TERM DEBT

          Long-term debt consists of the following:


                                                                               DECEMBER 31,
                                                                       ---------------------------
                                                                            1996          1995
                                                                       ------------- -------------
7.95% Scotia Pacific Timber Collateralized Notes due through
     July 20, 2015                                                     $    336,130  $    350,233
10-1/2% Pacific Lumber Senior Notes due March 1, 2003                       235,000       235,000
Other                                                                           724           774
                                                                       ------------- -------------
                                                                            571,854       586,007
Less: current maturities                                                    (16,258)      (14,195)
                                                                       ------------- -------------
                                                                       $    555,596  $    571,812
                                                                       ============= =============


          The indenture governing the Timber Notes (the "Timber Note Indenture") prohibits Scotia Pacific from incurring any additional indebtedness for borrowed money and limits the business activities of Scotia Pacific to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of Scotia Pacific and are not obligations of, or guaranteed by, the Company or any other person. The Timber Notes are secured by a lien on (i) Scotia Pacific's timber and timberlands (representing $165,970 of the Company's consolidated balance at December 31, 1996), (ii) Scotia Pacific's contract rights and certain other assets, (iii) the funds deposited in the Payment Account and the Liquidity Account, and (iv) substantially all of Scotia Pacific's other property and equipment.

          The Timber Notes are structured to link, to the extent of available cash, the deemed depletion of Scotia Pacific's timber (through the harvest and sale of logs) to required amortization of the Timber Notes. The required amount of amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Note Indenture. The minimum amount of principal which Scotia Pacific must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined) is referred to as rated amortization ("Rated Amortization"). If all payments of principal are made in accordance with Rated Amortization, the payment date on which Scotia Pacific will pay the final installment of principal is July 20, 2015. The amount of principal which Scotia Pacific must pay through each Timber Note payment date in order to avoid prepayment or deficiency premiums is referred to as scheduled amortization ("Scheduled Amortization"). If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia Pacific will pay the final installment of principal is July 20, 2009.

          Principal and interest on the Timber Notes are payable semi-annually on January 20 and July 20. On January 21, 1997, Scotia Pacific paid $8,712 of principal on the Timber Notes. The Timber Notes are redeemable at the option of Scotia Pacific, in whole but not in part, at any time. The redemption price of the Timber Notes is equal to the sum of the principal amount, accrued interest and a prepayment premium calculated based upon the yield of like-term Treasury securities plus 50 basis points.

          Interest on the Senior Notes is payable semi-annually on March 1 and September 1. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after March 1, 1998 at a price of 103% of the principal amount plus accrued interest. The redemption price is reduced annually until March 1, 2000, after which time the Senior Notes are redeemable at par. The Senior Notes are unsecured and are senior indebtedness of the Company; however, they are effectively subordinated to the Timber Notes. The indenture governing the Senior Notes contains various covenants which, among other things, limit the Company's ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to make investments and to pay dividends.

          The Company has a revolving credit agreement with a bank (as amended and restated, the "Revolving Credit Agreement") which expires on May 31, 1999. Borrowings under the Revolving Credit Agreement are secured by the Company's trade receivables and inventories, with interest currently computed at the bank's reference rate plus 1-1/4% or the bank's offshore rate plus 2-1/4%. The Revolving Credit Agreement provides for borrowings of up to $60,000, of which $15,000 may be used for standby letters of credit and $30,000 is restricted to timberland acquisitions. Borrowings made pursuant to the portion of the credit facility restricted to timberland acquisitions would also be secured by the purchased timberlands. As of December 31, 1996, $46,992 of borrowings was available under the Revolving Credit Agreement, of which $4,732 was available for letters of credit and $30,000 was restricted to timberland acquisitions. No borrowings were outstanding as of December 31, 1996, and letters of credit outstanding amounted to $10,268. The Revolving Credit Agreement contains covenants substantially similar to those contained in the indenture governing the Senior Notes.

          As of December 31, 1996, under the most restrictive covenants contained in the indentures governing the Senior Notes, the Timber Notes and the Revolving Credit Agreement, the Company could pay approximately $17,200 of dividends.

          Scheduled maturities of long-term debt outstanding at December 31, 1996, using the Scheduled Amortization for the Timber Notes, are as follows: years ending December 31, 1997 - $16,258; 1998 - $19,430; 1999 -
$21,745; 2000 - $24,065; 2001 - $24,827; thereafter - $465,529.

5.        PROVISION IN LIEU OF INCOME TAXES

          Income taxes are determined using an asset and liability approach which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.
Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

          The Company and its subsidiaries are members of MAXXAM's consolidated return group for federal income tax purposes. The Company's tax allocation agreement with MAXXAM (the "Tax Allocation Agreement"), provides that The Pacific Lumber Company, excluding its wholly owned subsidiaries ("Pacific Lumber"), is liable to MAXXAM for the federal consolidated income tax liability of Pacific Lumber, Scotia Pacific and certain other subsidiaries of Pacific Lumber (but excluding Salmon Creek Corporation) (collectively, the "PL Subgroup") computed as if the PL Subgroup was a separate affiliated group of corporations which was never connected with MAXXAM. The Tax Allocation Agreement further provides that Salmon Creek Corporation is liable to MAXXAM for its federal income tax liability computed as if Salmon Creek Corporation was a separate corporation which was never affiliated with MAXXAM.

          The provision in lieu of income taxes on income before income taxes and extraordinary item consists of the following:

                                                                      YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                  1996          1995          1994
                                                             ------------- ------------- -------------
Current:
     Federal credit (provision) in lieu of income taxes      $       (189) $       (239) $         --
     State and local                                                  (28)          (61)          (50)
                                                             ------------- ------------- -------------
                                                                     (217)         (300)          (50)
                                                             ------------- ------------- -------------
Deferred:
     Federal credit (provision) in lieu of income taxes            (5,613)       (4,755)       (1,748)
     State and local                                                 (277)       (1,425)          369
                                                             ------------- ------------- -------------
                                                                   (5,890)       (6,180)       (1,379)
                                                             ------------- ------------- -------------
                                                             $     (6,107) $     (6,480) $     (1,429)
                                                             ============= ============= =============


          A reconciliation between the provision in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes and extraordinary item is as follows:


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                 -----------------------------------------
                                                                                      1996          1995          1994
                                                                                 ------------- ------------- -------------
Income before income taxes and extraordinary item                                $     16,053  $     13,041  $     26,343
                                                                                 ============= ============= =============

Amount of federal income tax based upon the statutory
     rate                                                                        $     (5,619) $     (4,564) $     (9,220)
Revision of prior years' tax estimates and other changes in
     valuation allowances                                                                 981          (651)        7,148
State and local taxes, net of federal tax effect                                       (1,080)         (966)          207
Expenses for which no federal tax benefit is available                                   (489)           --            --
Other                                                                                     100          (299)          436
                                                                                 ------------- ------------- -------------
                                                                                 $     (6,107) $     (6,480) $     (1,429)
                                                                                 ============= ============= =============


          Revision of prior years' tax estimates and other changes in valuation allowances as shown in the table above include amounts for the reversal of reserves which the Company no longer believes are necessary, other changes in prior year tax estimates and changes in valuation allowances with respect to deferred income tax assets. Generally, the reversal of reserves relates to the expiration of the relevant statute of limitations with respect to certain income tax returns or the resolution of specific income tax matters with the relevant tax authorities. For the years ended December 31, 1996, 1995 and 1994, the reversal of reserves which the Company believes are no longer necessary resulted in a credit to the income tax provision of $883, $127 and $7,048, respectively.

          As shown in the Consolidated Statement of Operations for the year ended December 31, 1994, the Company recorded an extraordinary loss related to the settlement of litigation in connection with MGI's acquisition of the Company (see Note 10). The Company reported the loss net of related deferred income taxes of $6,312 which is less than the federal and state statutory income tax rates due to expenses for which no tax benefit was recognized.

          The components of the Company's net deferred income tax assets (liabilities) are as follows:


                                                                     DECEMBER 31,
                                                             ---------------------------
                                                                  1996          1995
                                                             ------------- -------------
Deferred income tax assets:
     Timber and timberlands                                  $     28,992  $     32,528
     Loss and credit carryforwards                                 22,089        25,408
     Other liabilities and other                                    8,468        10,344
     Valuation allowances                                          (1,884)       (2,825)
                                                             ------------- -------------
          Total deferred income tax assets, net                    57,665        65,455
                                                             ------------- -------------

Deferred income tax liabilities:
     Inventories                                                  (15,102)      (16,056)
     Property, plant and equipment                                (15,917)      (15,023)
     Other                                                         (2,180)       (2,662)
                                                             ------------- -------------
          Total deferred income tax liabilities                   (33,199)      (33,741)
                                                             ------------- -------------

Net deferred income tax assets                               $     24,466  $     31,714
                                                             ============= =============


          A principal component of the net deferred income tax assets listed above relates to the excess of the tax basis over financial statement basis with respect to timber and timberlands. The Company believes that it is more likely than not that this net deferred income tax asset will be realized, based primarily upon the estimated value of its timber and timberlands which is well in excess of its tax basis. The valuation allowances listed above relate to loss and credit carryforwards. The Company evaluated all appropriate factors to determine the proper valuation allowances for loss and credit carryforwards. These factors included any limitations concerning use of the carryforwards, the year the carryforwards expire and the levels of taxable income necessary for utilization. The Company has concluded that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided.

          Included in the net deferred income tax assets listed above are $22,586 and $28,199 at December 31, 1996 and 1995, respectively, which are recorded pursuant to the Tax Allocation Agreement with MAXXAM.

          The following table presents the Company's estimated tax attributes, for federal income tax purposes, under the terms of the Tax Allocation Agreement at December 31, 1996.


                                                                 EXPIRING
                                                                 THROUGH
                                                              -------------
Regular Tax Attribute Carryforwards:
     Net operating losses                       $      56,386      2011
     Minimum tax credit                                   364    Indefinite

Alternative Minimum Tax Attribute
Carryforwards:
     Net operating losses                       $       9,608       2011


6.        EMPLOYEE BENEFIT PLANS

     RETIREMENT PLAN

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

          A summary of the components of net periodic pension cost is as follows:


                                                                      YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                  1996          1995          1994
                                                             ------------- ------------- -------------
Service cost - benefits earned during the year               $      1,903  $      1,483  $      1,643
Interest cost on projected benefit obligation                       1,682         1,693         1,263
Actual loss (gain) on plan assets                                  (2,762)       (3,900)           10
Net amortization and deferral                                       1,448         2,460          (859)
                                                             ------------- ------------- -------------
Net periodic pension cost                                    $      2,271  $      1,736  $      2,057
                                                             ============= ============= =============


          The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet:


                                                                               DECEMBER 31,
                                                                       ---------------------------
                                                                            1996          1995
                                                                       ------------- -------------
Actuarial present value of accumulated plan benefits:
     Vested benefit obligation                                         $     18,506  $     16,910
     Non-vested benefit obligation                                            1,371         1,214
                                                                       ------------- -------------
          Total accumulated benefit obligation                         $     19,877  $     18,124
                                                                       ============= =============

Projected benefit obligation                                           $     23,582  $     21,841
Plan assets at fair value, primarily equity and debt securities             (21,800)      (18,363)
                                                                       ------------- -------------
Projected benefit obligation in excess of plan assets                         1,782         3,478
Unrecognized net transition asset                                                18            24
Unrecognized net gain (loss)                                                  2,855           (27)
Unrecognized prior service cost                                                 (39)          (45)
                                                                       ------------- -------------
          Accrued pension liability                                    $      4,616  $      3,430
                                                                       ============= =============


          The assumptions used in accounting for the defined benefit plan were as follows:


                                                                  1996          1995          1994
                                                             ------------- ------------- -------------
Rate of increase in compensation levels                               5.0%          5.0%          5.0%
Discount rate                                                         7.5%         7.25%          8.5%
Expected long-term rate of return on assets                           8.0%          8.0%          8.0%


     POSTRETIREMENT MEDICAL BENEFITS

          The Company has an unfunded defined benefit plan for certain postretirement medical benefits which covers substantially all employees of the Company. Participants of the plan are eligible for certain health care benefits upon termination of employment and retirement and commencement of pension benefits. Participants make contributions for a portion of the cost of their health care benefits. The expected costs of postretirement medical benefits are accrued over the period the employees provide services to the date of their full eligibility for such benefits.

          A summary of the components of net periodic postretirement medical benefit cost is as follows:


                                                                      YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                  1996          1995          1994
                                                             ------------- ------------- -------------
Service cost - medical benefits earned during the year       $        332  $        228  $        216
Interest cost on accumulated postretirement medical benefit
     obligation                                                       415           317           294
Net amortization and deferral                                          --           (53)           (7)
                                                             ------------- ------------- -------------
Net periodic postretirement medical benefit cost             $        747  $        492  $        503
                                                             ============= ============= =============


          The postretirement medical benefit liability recognized in the Company's Consolidated Balance Sheet is as follows:


                                                                     DECEMBER 31,
                                                             ---------------------------
                                                                  1996          1995
                                                             ------------- -------------
Retirees                                                     $      1,182  $         634
Actives eligible for benefits                                         905            726
Actives not eligible for benefits                                   3,818          3,317
                                                             ------------- -------------
     Accumulated postretirement medical benefit obligation          5,905          4,677
Unrecognized net gain (loss)                                          (86)           553
                                                             ------------- -------------
     Postretirement medical benefit liability                $      5,819  $       5,230
                                                             ============= =============


          The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.5% for 1997 and is assumed to decrease gradually to 5.5% in 2008 and remain at that level thereafter. Each one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement medical benefit obligation as of December 31, 1996 by approximately $810 and the aggregate of the service and interest cost components of net periodic postretirement medical benefit cost by approximately $130.

          The discount rates used in determining the accumulated postretirement medical benefit obligation were 7.5% and 7.25% at December 31, 1996 and 1995, respectively.

     EMPLOYEE SAVINGS PLAN

          The Company's employees are eligible to participate in a defined contribution savings plan sponsored by MAXXAM. This plan is designed to enhance the existing retirement programs of participating employees. Employees may elect to contribute up to 16% of their compensation to the plan. For those participants who have elected to make voluntary contributions to the plan, the Company's contributions consist of a matching contribution of up to 4% of the compensation of participants. The cost to the Company of this plan was $1,388, $1,281 and $1,215 for the years ended December 31, 1996, 1995 and 1994, respectively.

     WORKERS' COMPENSATION BENEFITS

          The Company is self-insured for workers' compensation benefits. Included in accrued compensation and related benefits and other noncurrent liabilities are accruals for workers' compensation claims amounting to $8,000 and $8,900 at December 31, 1996 and 1995, respectively. Workers' compensation expenses amounted to $2,925, $3,302 and $3,698 for the years ended December 31, 1996, 1995 and 1994, respectively.

7.        RELATED PARTY TRANSACTIONS

          MAXXAM provides the Company with personnel, insurance, legal, accounting, financial, and certain other services. MAXXAM is compensated by the Company through the payment of a fee representing the reimbursement of actual out-of-pocket expenses incurred by MAXXAM, including, but not limited to, labor costs of personnel of MAXXAM rendering services to the Company. Charges by MAXXAM for such services were $1,552, $1,694, and $1,744 for the years ended December 31, 1996, 1995, and 1994, respectively. The Company believes that the services being rendered are on terms not less favorable to the Company than those which would be obtainable from unaffiliated third parties.

          An agreement with Britt Lumber Co., Inc., an indirect wholly owned subsidiary of MGI ("Britt"), governs, among other things, the sale of logs and lumber by the Company and Britt to each other and the sale of hog fuel (wood residue) by Britt to the Company. The logs which the Company sells to Britt are sold at approximately 75% of the applicable price for such species and category as established by the California State Board of Equalization, which reflects the lower quality of these logs. Logs which either the Company or Britt purchases from third parties and which are then sold to each other are transferred at the actual cost of such logs. Hog fuel is sold to the Company by Britt at applicable market prices. Net sales for the years ended December 31, 1996, 1995 and 1994 include revenues of $14,710, $13,627 and $10,326, respectively, from Britt. The Company recognized operating income of $6,784, $5,527 and $5,571 on these revenues for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, receivables include $1,281 and $813, respectively, related to these affiliate sales.

          All of the Company's issued and outstanding common stock is pledged as collateral for MGI's $100,000 11-1/4% Senior Secured Notes due 2003 and $125,720 12-1/4% Senior Secured Discount Notes due 2003 (collectively, the "MGI Notes"). MGI conducts its operations primarily through subsidiary companies. The Company represents the substantial portion of MGI's assets and operations. The indenture governing the MGI Notes requires the Company's board of directors to declare and pay dividends on the Company's common stock to the maximum extent permitted by any consensual restriction or encumbrance on the Company's ability to declare and pay dividends, unless the Board determines in good faith that such declaration and payment would be detrimental to the capital or other operating needs of the Company.

          In 1994, in connection with the litigation settlement described in Note 10, the Company paid approximately $3,185 to a law firm in which a director of the Company is also a partner.

8.        CONTINGENCIES

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of the Company, have increased the cost of logging operations. The Company is subject to certain pending matters described below which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that certain pending or future governmental regulations, legislation, judicial or administrative decisions or California ballot initiatives will not have a material adverse effect on the Company.

          In May 1996, the United States Fish and Wildlife Service ("USFWS") published its final designation of critical habitat for the marbled murrelet (the "Final Designation"), which designated over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of the Company's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timber. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, the Company over the last few years has attempted to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). Due to, among other things, the unfavorable response of the USFWS to the Company's initial Murrelet HCP efforts, the Company and its subsidiaries filed two actions (the "Takings Litigation") alleging that certain portions of their timberlands have been "taken" and seeking just compensation. Pursuant to an agreement entered into by the Company, MAXXAM, the United States and California on September 28, 1996 (the "Headwaters Agreement") described in Note 9 below, the Takings Litigation has been stayed at the request of the parties.

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's consolidated financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if the Company is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be materially adverse to the Company. If the Company is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have other species listed as threatened or endangered under the federal Endangered Species Act ("ESA") and/or the California Endangered Species Act ("CESA") and to designate critical habitat for such species. For example, the National Marine Fisheries Service has announced that by April 25, 1997 it will make a final determination concerning whether to list the coho salmon under the ESA in northern California, including, potentially, lands owned by the Company. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the Company's consolidated financial position, results of operations or liquidity.

          In 1994, the California Board of Forestry ("BOF") adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. The sustained yield plan ("SYP") must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that the Company's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, the Company submitted a proposed SYP to the California Department of Forestry ("CDF"). The proposed SYP sets forth an LTSY harvest level substantially the same as the Company's average annual timber harvest over the last six years. The proposed SYP also indicates that the Company's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, the Company's average annual timber harvest would be approximately 8% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs will be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement (see Note 9) will be consummated and that the Multi-Species HCP (as defined in Note 9) will permit the Company to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, the Company is unable to predict the impact that these regulations will have on its future timber harvesting practices. It is possible that the results of the review and approval process could require the Company to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP. The Company believes it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and making corresponding amendments to the SYP; however, there can be no assurance that the Company would be able to do so and the amount of such acquisitions would be limited by the Company's available financial resources. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the CDF and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs") and other timber harvesting operations, and the Company expects that such groups and individuals will continue to file such objections. In addition, lawsuits are pending or threatened which seek to prevent the Company from implementing certain of its approved THPs or which challenge other operations by the Company. These challenges have severely restricted the Company's ability to harvest old growth timber on its property. To date, challenges with respect to the Company's THPs relating to young growth timber and to its other operations have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its timber harvesting and other operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, they have not had a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their ultimate impact on the Company's consolidated financial position, results of operations or liquidity.

          The Company is also involved in various claims, lawsuits and proceedings. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

9.        HEADWATERS AGREEMENT

          On September 28, 1996, the Company (on behalf of itself, its subsidiaries and affiliates) and MAXXAM (collectively, the "Pacific Lumber Parties") entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of approximately 5,600 acres of the Company's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 4,900 of these acres are owned by Salmon Creek and are part of the area commonly referred to as the "Headwaters Forest." The remaining acreage is owned by Scotia Pacific (the Company having harvesting rights on a portion of the acreage). The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration (possibly including cash) from the United States and California having an aggregate fair market value of $300 million and (b) approximately 7,755 acres of adjacent timberlands to be acquired by the United States and California ( the "Elk River Timberlands") from a third party. The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party.

          The Headwaters Agreement also provides, among other things, for the expedited processing by the United States of an incidental take permit ("Permit") to be based upon a habitat conservation plan for multiple species ("Multiple-Species HCP") covering (a) the timberlands and timber harvesting rights which the Company will own after consummation of the Headwaters Agreement (the "Resulting Pacific Lumber Timber Property") and
(b) the Headwaters Timberlands and the 1,900 acres of Elk River Timberlands retained by the United States and California (both as conserved habitat). The agreement also requires expedited processing by California of an SYP covering such timberlands and timber harvesting rights.

          On December 5, 1996, the United States and California each furnished a list of properties consisting of oil and gas interests, timberlands and a variety of other real estate properties for the Company's review and approval. There have been ongoing discussions between the Pacific Lumber Parties and the United States regarding the properties and other consideration to be furnished by the United States.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands from a third party, (b) approval of an SYP and a Multi-Species HCP and issuance of a Permit, each in form and substance satisfactory to the Company, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) the dismissal with prejudice at closing of the Takings Litigation. The parties to the Headwaters Agreement are working to satisfy these conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.

10.       SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

          Investment, Interest and Other Income
          In February 1994, the Company received a franchise tax refund of $7,243, the substantial portion of which represents interest, from the State of California relating to tax years 1972 through 1985. This amount is included in investment, interest and other income for the year ended December 31, 1994.

          Items Related to 1992 Earthquake
          In 1995, the Company recorded reductions in cost of sales of $1,527 resulting from business interruption insurance reimbursements for higher operating costs and the related loss of revenues resulting from the April 1992 earthquake.

          Extraordinary Item Related to Litigation Settlement
          During 1994, MAXXAM, the Company and others agreed to a settlement, subsequently approved by the court, of class and related individual claims brought by former stockholders of the Company against MAXXAM, MGI, the Company, former directors of the Company and others concerning MGI's acquisition of the Company. Of the $52,000 settlement, $33,000 was paid by insurance carriers of MAXXAM and the Company, $14,800 was paid by the Company, and the balance was paid by other defendants and through the assignment of certain claims. In 1994, the Company recorded an extraordinary loss of $14,866 related to the settlement and associated costs, including a $2,000 accrual for certain contingent claims and $4,400 of related legal fees, net of benefits for federal and state income taxes of $6,312.


                                                                                          YEARS ENDED DECEMBER 31,
                                                                                 -----------------------------------------
                                                                                      1996          1995          1994
                                                                                 ------------- ------------- -------------
Supplemental information on non-cash investing and financing activities:
     Timber and timberlands acquired subject to loans from seller                $         --  $        615  $        910

Supplemental disclosure of cash flow information:
     Interest paid, net of capitalized interest                                  $     52,517  $     53,636  $     54,388
     Income taxes paid (refunded)                                                         221        (5,190)        1,170
     Tax allocation payments to MAXXAM                                                    330            --            --


11.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summary quarterly financial information for the years ended December 31, 1996 and 1995 is as follows:


                                                  THREE MONTHS ENDED
                               -------------------------------------------------------
                                  MARCH 31      JUNE 30     SEPTEMBER 30  DECEMBER 31
                               ------------- ------------- ------------- -------------
1996:
     Net sales                 $      54,903 $      65,299 $      62,965 $      61,682
     Operating income                 14,310        17,485        15,415        19,090
     Net income                          884         3,144         1,473         4,445

1995:
     Net sales                 $     47,309  $     58,408  $      58,807 $      57,415
     Operating income                 9,991        18,785         17,115        18,684
     Net income (loss)               (2,013)        3,861          2,669         2,044


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

          None.

                                  PART III

          Not applicable.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS                                     PAGE

     1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

          Report of Independent Public Accountants                      22
          Consolidated balance sheet at December 31, 1996 and 1995 23 Consolidated statement of operations for the years ended
            December 31, 1996, 1995 and 1994                            24
          Consolidated statement of cash flows for the years ended
            December 31, 1996, 1995 and 1994                            25
          Consolidated statement of stockholder's equity (deficit)
            for the years ended December 31, 1996, 1995 and 1994        26
          Notes to consolidated financial statements                    27

     2.   FINANCIAL STATEMENT SCHEDULES:

          Schedules are inapplicable or the required information is included in the consolidated financial statements or the notes thereto.

(B)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K during the fourth quarter of 1996. However, on March 12, 1997, the Company filed a Current Report on Form 8-K (under Item 5), dated March 11, 1997, concerning an agreement to amend the Headwaters Agreement to extend the period of time during which the closing conditions must be met to February 17, 1998.

(C)  EXHIBITS

          Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 43), which index is incorporated herein by reference.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE PACIFIC LUMBER COMPANY


Date:  March 28, 1997                 By:  /s/ PAUL N. SCHWARTZ
                                          -----------------------
                                            Paul N. Schwartz
                                         Vice President, Chief
                                         Financial Officer and
                                                Director


Date:  March 28, 1997                 By:   /s/ GARY L. CLARK
                                          ----------------------
                                             Gary L. Clark
                                        Vice President - Finance
                                           and Administration


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 28, 1997                 By:  /s/ JOHN A. CAMPBELL
                                          ----------------------
                                            John A. Campbell
                                       President, Chief Executive
                                          Officer and Director


Date:  March 28, 1997                 By:   /s/ PAUL N. SCHWARTZ
                                          ----------------------
                                            Paul N. Schwartz
                                         Vice President, Chief
                                         Financial Officer and
                                                Director
                                          (Principal Financial
                                                Officer)

Date:  March 28, 1997                 By:   /s/ JOHN T. LA DUC
                                          ----------------------
                                             John T. La Duc
                                      Vice President and Director


Date:  March 28, 1997                 By:   /s/ EZRA G. LEVIN
                                          ----------------------
                                             Ezra G. Levin
                                                Director


Date:  March 28, 1997                 By:  /s/ ANTHONY R. PIERNO
                                          ----------------------
                                           Anthony R. Pierno
                                            Vice President,
                                            General Counsel
                                              and Director


Date:  March 28, 1997                 By:  /s/ WILLIAM S. RIEGEL
                                          ----------------------
                                           William S. Riegel
                                       Vice President - Sales and
                                                Director


Date:  March 28, 1997                 By:    /s/ GARY L. CLARK
                                          ----------------------
                                             Gary L. Clark
                                        Vice President - Finance
                                           and Administration
                                         (Principal Accounting
                                                Officer)

                           PACIFIC LUMBER COMPANY

                             INDEX OF EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
--------  ----------------------------------------------------------------
  3.1 Articles of Incorporation of The Pacific Lumber Company (the "Company" or "Pacific Lumber") (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

  3.2 By-laws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

  4.1 Indenture between the Company and State Street Bank and Trust Company (as successor trustee to the First National Bank of Boston) ("State Street"), regarding Pacific Lumber's 10-1/2% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

  4.2 Indenture between Scotia Pacific Holding Company ("Scotia Pacific") and State Street, as Trustee, (the "Scotia Pacific Indenture"), regarding Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to Scotia Pacific's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; the "Scotia Pacific 1993 Form 10-K")

  4.3 Amended and Restated Revolving Credit Agreement dated as of November 10, 1995 (the "Revolving Credit Agreement") between the Company and Bank of America National Trust and Savings Association (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

 *4.4     First Amendment, dated February 10, 1997, to the Revolving Credit
          Agreement

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

 10.5 Tax Allocation Agreement among the Company, Scotia Pacific, Salmon Creek Corporation and MAXXAM Inc. dated March 23, 1993 (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Form S-1 Registration Statement of Scotia Pacific, Registration No. 33-55538)

 10.6 Form of Deed of Trust, Assignment of Rents, Grant of Easement and Fixture Filing with respect to the Revolving Credit Agreement (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
          1995)

 10.7 Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment among Scotia Pacific, State Street, as Trustee, and State Street, as Collateral Agent with respect to the Scotia Pacific Indenture (incorporated herein by reference to Exhibit 4.2 to the Scotia Pacific 1993 Form 10-K)

 10.8 Master Purchase Agreement between the Company and Scotia Pacific (incorporated herein by reference to Exhibit 10.1 to the Scotia Pacific 1993 Form 10-K)

 10.9 Services Agreement between the Company and Scotia Pacific (incorporated herein by reference to Exhibit 10.2 to the Scotia Pacific 1993 Form 10-K)

 10.10 Additional Services Agreement between the Company and Scotia Pacific (incorporated herein by reference to Exhibit 10.3 to the Scotia Pacific 1993 Form 10-K)

 10.11 Reciprocal Rights Agreement among the Company, Scotia Pacific and Salmon Creek Corporation (incorporated herein by reference to Exhibit 10.4 to the Scotia Pacific 1993 Form 10-K)

 10.12 Environmental Indemnification Agreement between the Company and Scotia Pacific (incorporated herein by reference to Exhibit 10.5 to the Scotia Pacific 1993 Form 10-K)

 10.13 Purchase and Services Agreement between the Company and Britt Lumber Co., Inc. (incorporated herein by reference to Exhibit
          10.17 to Amendment No. 2 to the Form S-2 Registration Statement of Pacific Lumber, Registration Statement No. 33-56332)

 10.14 Investment Management Agreement, dated as of December 1, 1991, by and among the Company, MAXXAM Inc. and certain related corporations (incorporated herein by reference to Exhibit 10.23 to Amendment No. 5 to the Registration Statement on Form S-2 of MAXXAM Group Inc., Registration No. 33-64042)

 10.15 Agreement dated September 28, 1996 among MAXXAM Inc., The Pacific Lumber Company (on behalf of itself, its subsidiaries and its affiliates), the United States of America and the State of California (incorporated herein by reference to Exhibit 10.1 to MAXXAM Inc.'s Form 8-K dated September 28, 1996; File No. 1-
          3924)

 *27      Financial Data Schedule

---------------

* Included with this filing.