Form 10-Q
period 1997-09-30
PACIFIC LUMBER CO /DE/
filed 1997-11-05
CIK 796838

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
Yes /X/   No /  /

   Number of shares of common stock outstanding at November 3, 1997:  100


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                         THE PACIFIC LUMBER COMPANY

                                   INDEX



PART I.  -  FINANCIAL INFORMATION                                   PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at September 30, 1997 and
               December 31, 1996                                        3
          Consolidated Statement of Operations for the three
               and nine months ended September 30, 1997 and 1996        4
          Consolidated Statement of Cash Flows for the nine months
               ended September 30, 1997 and 1996                        5
          Condensed Notes to Consolidated Financial Statements          6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     11

PART II.  -  OTHER INFORMATION

     Item 1.   Legal Proceedings                                       14
     Item 6.   Exhibits and Reports on Form 8-K                        15
     Signature                                                        S-1

                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)


                                                  SEPTEMBER 30,  DECEMBER 31,
                                                       1997          1996
                                                  ------------- -------------
                                                   (UNAUDITED)
                     ASSETS
Current assets:
     Cash and cash equivalents                    $     15,174  $     26,027
     Receivables:
          Trade                                         12,761        18,080
          Other                                          2,093         2,514
     Inventories                                        67,568        65,690
     Prepaid expenses and other current assets           5,707         5,329
                                                  ------------- -------------
               Total current assets                    103,303       117,640
Timber and timberlands, net of accumulated
     depletion of $234,198 and $221,063,
     respectively                                      321,060       324,986
Property, plant and equipment, net of
     accumulated depreciation of $79,598 and
     $73,772, respectively                              95,707        95,515
Deferred financing costs, net                           18,435        20,003
Deferred income taxes                                   26,979        34,639
Restricted cash                                         28,818        29,967
Other assets                                             9,741         6,424
                                                  ------------- -------------
                                                  $    604,043  $    629,174
                                                  ============= =============

      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                             $      4,630  $      3,765
     Accrued compensation and related benefits          10,870         9,673
     Accrued interest                                    7,116        20,211
     Deferred income taxes                              10,173        10,173
     Other accrued liabilities                           2,323         2,325
     Long-term debt, current maturities                 19,428        16,258
                                                  ------------- -------------
               Total current liabilities                54,540        62,405
Long-term debt, less current maturities                543,184       555,596
Other noncurrent liabilities                            27,257        25,887
                                                  ------------- -------------
               Total liabilities                       624,981       643,888
                                                  ------------- -------------

Contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 100 shares
          authorized and issued                             --            --
     Additional capital                                157,520       157,520
     Accumulated deficit                              (178,458)     (172,234)
                                                  ------------- -------------
               Total stockholder's deficit             (20,938)      (14,714)
                                                  ------------- -------------
                                                  $    604,043  $    629,174
                                                  ============= =============


The accompanying notes are an integral part of these financial statements.


                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)



                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,               SEPTEMBER 30,
                                  --------------------------- ---------------------------
                                       1997          1996          1997          1996
                                  ------------- ------------- ------------- -------------
                                                        (UNAUDITED)
Net sales:
     Lumber and logs              $     59,619  $     57,522  $    175,161  $    168,282
     Other                               6,973         5,443        20,090        14,885
                                  ------------- ------------- ------------- -------------
                                        66,592        62,965       195,251       183,167
                                  ------------- ------------- ------------- -------------

Operating expenses:
     Cost of goods sold
          (exclusive of depletion
          and depreciation)             36,397        36,735       107,902       104,605
     Selling, general and
          administrative expenses        3,196         3,905         9,653        10,731
     Depletion and depreciation          6,415         6,910        19,790        20,621
                                  ------------- ------------- ------------- -------------
                                        46,008        47,550       137,345       135,957
                                  ------------- ------------- ------------- -------------

Operating income                        20,584        15,415        57,906        47,210

Other income (expense):
     Investment, interest and
          other income                     711           974         2,201         3,373
     Interest expense                  (13,406)      (13,557)      (40,242)      (40,925)
                                  ------------- ------------- ------------- -------------
Income before income taxes               7,889         2,832        19,865         9,658
Provision in lieu of income taxes       (3,211)       (1,359)       (8,089)       (4,157)
                                  ------------- ------------- ------------- -------------
Net income                        $      4,678  $      1,473  $     11,776  $      5,501
                                  ============= ============= ============= =============



The accompanying notes are an integral part of these financial statements.


                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)


                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   ---------------------------
                                                        1997          1996
                                                   ------------- -------------
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $     11,776  $      5,501
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depletion and depreciation                     19,790        20,621
          Amortization of deferred financing
               costs                                      1,568         1,808
          Increase (decrease) in cash resulting
               from changes in:
               Receivables                                5,760         7,902
               Inventories, net of depletion             (1,839)        1,790
               Prepaid expenses and other assets         (3,695)        1,492
               Accounts payable                             465         1,111
               Accrued and deferred income taxes          7,878         4,080
               Accrued interest                         (13,095)      (13,324)
               Other liabilities                          2,565        (6,867)
          Other                                             161          (335)
                                                   ------------- -------------
          Net cash provided by
               operating activities                      31,334        23,779
                                                   ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                (9,164)       (8,386)
     Net proceeds from sale of assets                        84           111
                                                   ------------- -------------
          Net cash used for investing activities         (9,080)       (8,275)
                                                   ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                     (18,000)      (16,500)
     Redemptions, repurchases of and principal
          payments on long-term debt                    (16,256)      (14,151)
     Restricted cash withdrawals, net                     1,149           914
                                                   ------------- -------------
          Net cash used for financing activities        (33,107)      (29,737)
                                                   ------------- -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (10,853)      (14,233)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         26,027        26,480
                                                   ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     15,174  $     12,247
                                                   ============= =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest    $     52,054  $     52,441
     Tax allocation payments to MAXXAM Inc.        $        211  $        300
     Income taxes paid                             $        166  $          -

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
     Timber and timberlands acquired subject to
          long-term debt                           $      7,014  $          -



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

          The consolidated financial statements as of and for the periods ended September 30, 1997 and September 30, 1996 included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1997, the consolidated results of operations for the three and nine months ended September 30, 1997 and 1996 and consolidated cash flows for the nine months ended September 30, 1997 and 1996. The Company is an indirect, wholly owned subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI which is a wholly owned subsidiary of MAXXAM. Scotia Pacific is a wholly owned subsidiary of Pacific Lumber.

2.        INVENTORIES

          Inventories consist of the following:



                                               SEPTEMBER 30,  DECEMBER 31,
                                                    1997          1996
                                               ------------- -------------
Lumber                                         $      42,819 $      46,882
Logs                                                  24,749        18,808
                                               ------------- -------------
                                               $      67,568 $      65,690
                                               ============= =============


3.        RESTRICTED CASH

          Restricted cash represents the amount held by the Trustee under the indenture governing the Timber Notes of the Company's wholly owned subsidiary, Scotia Pacific. In addition, cash and cash equivalents include $7,318 and $17,600 at September 30, 1997 and December 31, 1996,
respectively, which is restricted for debt service payments on the Timber
Notes.

4.        LONG-TERM DEBT

          Long-term debt consists of the following:



                                               September 30,  December 31,
                                                    1997          1996
                                               ------------- -------------
7.95% Scotia Pacific Timber Collateralized
     Notes due July 20, 2015                   $    319,965  $    336,130
10-1/2% Pacific Lumber Senior Notes due March
     1, 2003                                        235,000       235,000
Revolving Credit Agreement                            7,014             -
Other                                                   633           724
                                               ------------- -------------
                                                    562,612       571,854
Less: current maturities                            (19,428)      (16,258)
                                               ------------- -------------
                                               $    543,184  $    555,596
                                               ============= =============


          On October 9, 1997, the Revolving Credit Agreement was amended to, among other things, extend the date on which it expires to May 31, 2000.

5.        CONTINGENCIES

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of the Company, increase its cost of logging operations. The Company is subject to certain pending matters described below which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that certain pending or future governmental regulations, legislation, judicial or administrative decisions or California ballot initiatives will not have a material adverse effect on the Company.

          Regulatory actions and lawsuits are commenced from time to time seeking to have certain species listed as threatened or endangered under the ESA and/or the CESA and, in certain instances, to designate critical habitat for such species. In May 1996, the USFWS published the Final Designation of critical habitat for the marbled murrelet, a coastal seabird, which designated over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of the Company's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timberlands. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, the Company attempted to develop the Murrelet HCP. Due to, among other things, the unfavorable response of the USFWS to the Company's initial Murrelet HCP efforts, the Company and its subsidiaries filed the Takings Litigation alleging that certain portions of their timberlands had been "taken" and are seeking just compensation. Pursuant to the Headwaters Agreement entered into by the Company, MAXXAM, the United States and California on September 28, 1996 and described in Note 6 below, the Takings Litigation has been stayed at the request of the parties.

          On April 25, 1997, the NMFS announced the listing of the coho salmon as threatened under the ESA in northern California, including lands owned by the Company. On October 1, 1997, the Environmental Protection Information Center, Inc. ("EPIC"), the Sierra Club and others notified the Company, NMFS and other regulatory agencies of their intent to file suit against these parties to enjoin an alleged take of the coho salmon within six watersheds on the Company's timberlands. It is impossible for the Company to determine the potential adverse effect of the Final Designation, the listing of the coho salmon and/or any related litigation on the Company's consolidated financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if the Company is unable to harvest, or is severely limited in harvesting, on the affected timberlands, such effect could be materially adverse to the Company. If the Company is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. See Note 6 below for information regarding the Company's recent submission of a revised draft Multi-Species HCP pursuant to the Headwaters Agreement.

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. Timber companies must submit an SYP demonstrating that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that their projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, the Company submitted a proposed SYP to the CDF which was revised and re-submitted in September 1997. As revised, the proposed SYP sets forth an LTSY harvest level substantially the same as the Company's average annual timber harvest over the last six years. The proposed SYP also indicates that the Company's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, the Company's average annual timber harvest would be approximately 10% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs are to be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement will be consummated and that the Multi-Species HCP will permit the Company to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, the Company is unable to predict the impact that these regulations will have on its future timber harvesting practices. It is possible that the results of the review and approval process could require the Company to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP. The Company believes it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and making corresponding amendments to the SYP; however, there can be no assurance that the Company would be able to do so, and the amount of such acquisitions would be limited by the Company's available financial resources. The Company is unable to predict the impact the sustained yield regulations will have on its financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the CDF and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of the Company's THPs and other timber harvesting operations, and the Company expects that such groups and individuals will continue to file such objections. In addition, lawsuits are pending or threatened which seek to prevent the Company from implementing certain of its approved THPs or which challenge other operations by the Company. These challenges have severely restricted the Company's ability to harvest old growth timber on its property. To date, challenges with respect to the Company's THPs relating to young growth timber and to its other operations have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its timber harvesting and other operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, they have not had a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their impact on the Company's consolidated financial position, results of operations or liquidity.

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

6.        HEADWATERS AGREEMENT

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of approximately 5,600 acres of the Company's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired by the United States and California from a third party. The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands, (b) approval of an SYP (see Note 5) and a Multi-Species HCP (covering the Resulting Pacific Lumber Timber Property and the timberlands to be acquired and retained by the United States and California) and issuance of a Permit, each in form and substance satisfactory to the Company, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) the dismissal with prejudice at closing of the Takings Litigation.

          As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Springs Forest to conduct logging operations, including salvage logging (the "Moratorium"). The Moratorium was to terminate if by July 28, 1997 the parties had not achieved the closing conditions to their respective satisfaction. On March 11, 1997, the Pacific Lumber Parties agreed to amend the Headwaters
Agreement to extend to February 17, 1998 the period of time during which these closing conditions must be met. No written amendment has been executed, but the Pacific Lumber Parties have continued to observe the Moratorium. The extension is subject to the achievement of certain milestones toward completion of the Headwaters Agreement, including satisfaction of the Pacific Lumber Parties with the progress of the United States and California in providing the required consideration.

          The U.S. House and Senate have each passed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement (the "Interior Appropriations Bill"); however, it is unclear whether President Clinton will sign the bill. The federal funding is to remain available until March 1, 1999 and is subject to several conditions, including: (a) contribution by the State of California of its $130 million portion of funding for the Headwaters Agreement, (b) approval by the State of California of an SYP covering the Resulting Pacific Lumber Timber Property, (c) dismissal of the Takings Litigation, (d) issuance by the United States of the Permit, (e) completion of an appraisal of the lands and interests being acquired by the United States (the "Appraisal"), (f) completion of an environmental impact statement with respect to the Multi-Species HCP, and (g) adequate provision having been made for access to the Headwaters Timberlands. Except for acquisition of lands necessary for roadway access to the Headwaters Timberlands, the Interior Appropriations Bill requires specific Congressional authorization of acquisitions that enlarge the Headwaters Timberlands by over five acres. The Interior Appropriations Bill also provides that the acquisition of the Headwaters Timberlands may not be completed prior to the earlier of (a) 180 days after enactment (extended by one day for every day beyond 120 days that the Appraisal is not submitted to Congress), or (b) enactment of any separate authorizing legislation modifying the Interior Appropriations Bill.

          Pacific Lumber submitted a revised draft of the Multi-Species HCP to the USFWS, NMFS and other agencies in September 1997. The Pacific Lumber Parties and regulatory agencies have had ongoing discussions regarding the environmental restrictions to be contained in the Multi-Species HCP, but significant differences remain between what is being requested by the regulatory agencies and what the Pacific Lumber Parties are willing to accept. The Interior Appropriations Bill requires that the regulatory agencies report to Congress regarding (a) the scientific and legal standards and criteria under the ESA used to develop the Multi-Species HCP and the Permit, and (b) should application for the Permit be denied, the precise substantive rationale for such denial. The Pacific Lumber Parties believe that this Congressionally-supervised process may assist the regulatory authorities and the Pacific Lumber Parties to reach an acceptable Multi-Species HCP, but no assurances can be made in this regard.

          Although California has not enacted legislation providing funds for its portion of the acquisition contemplated by the Headwaters
Agreement, representatives of the State of California continue to indicate that they are considering various methods of furnishing the required consideration.

          The parties to the Headwaters Agreement are working to satisfy the closing conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.

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

RESULTS OF OPERATIONS

          The Company is engaged in forest products operations. Its business is seasonal in that the Company generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and nine months ended September 30, 1997 and 1996.


                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                      SEPTEMBER 30,               SEPTEMBER 30,
                               --------------------------- ---------------------------
                                    1997          1996          1997          1996
                               ------------- ------------- ------------- -------------
                                (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:
     Lumber: (1)
          Redwood upper grades         12.7          12.8          39.0          36.1
          Redwood common
               grades                  34.5          39.2         112.8         120.2
          Douglas-fir upper
               grades                   3.3           2.8           8.3           7.8
          Douglas-fir common
               grades                  22.5          18.8          59.0          56.7
          Other                         3.9           3.7          11.2          12.0
                               ------------- ------------- ------------- -------------
               Total lumber            76.9          77.3         230.3         232.8
                               ============= ============= ============= =============
     Logs (2)                          11.1          11.3          34.8          37.7
                               ============= ============= ============= =============
     Wood chips (3)                    59.5          49.3         176.7         141.4
                               ============= ============= ============= =============

Average sales price:
     Lumber: (4)
          Redwood upper grades $      1,537  $      1,368  $      1,426  $      1,382
          Redwood common
               grades                   596           555           579           536
          Douglas-fir upper
               grades                 1,243         1,108         1,205         1,138
          Douglas-fir common
               grades                   443           489           473           435
     Logs (4)                           410           446           392           462
     Wood chips (5)                      76            78            77            79

Net sales:
     Lumber, net of discount   $       55.1  $       52.5  $      161.5  $      150.9
     Logs                               4.5           5.0          13.7          17.4
     Wood chips                         4.5           3.9          13.7          11.2
     Cogeneration power                 1.3           1.1           3.4           2.4
     Other                              1.2            .5           3.0           1.3
                               ------------- ------------- ------------- -------------
               Total net sales $       66.6  $       63.0  $      195.3  $      183.2
                                ============  ============  ============  ============
Operating income               $       20.6  $       15.4  $       57.9  $       47.2
                               ============  ============  ============  ============
Operating cash flow (6)        $       27.0  $       22.3  $       77.7  $       67.8
                               ============  ============  ============  ============
Income before income taxes     $        7.9  $        2.8  $       19.9  $        9.7
                               ============  ============  ============  ============
Net income                     $        4.7  $        1.5  $       11.8  $        5.5
                               ============  ============  ============  ============


---------------

(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of feet, net Scribner scale.
(3) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.
(6) Operating income before depletion and depreciation, also referred to as "EBITDA."


          Net sales
          Net sales for the quarter ended September 30, 1997 increased from the comparable prior year quarter due to higher average realized prices for common and upper grade redwood lumber, partially offset by lower average realized prices for common grade Douglas-fir lumber. Overall, the volume of lumber shipments in the 1997 third quarter was substantially unchanged from the 1996 third quarter as an increase in shipments of common grade Douglas-fir lumber offset a decrease in shipments of common grade redwood lumber. Net sales for the nine months ended September 30, 1997 increased from the comparable prior year period principally due to higher average realized prices for most categories of redwood and Douglas-fir lumber. The improvement due to higher prices was offset somewhat by a decrease in shipments as lower volumes of common grade redwood lumber more than offset higher volumes in most other categories of lumber.

          Operating income and income before income taxes
          Operating income and income before income taxes for the three and nine months ended September 30, 1997 increased from the comparable prior year periods, principally due to the increase in net sales discussed above.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          The indentures governing the Timber Notes and the Senior Notes and the Company's Revolving Credit Agreement contain various covenants which, among other things, limit the ability of Pacific Lumber and Scotia Pacific to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of September 30, 1997, under the most restrictive of these covenants, approximately $14.2 million of dividends could be paid by the Company to MGI.
          As of September 30, 1997, $38.3 million of borrowings was available under the Revolving Credit Agreement, of which $5.3 million was available for letters of credit and $23.0 million for timberland acquisitions. As of September 30, 1997, $7.0 million of borrowings and $14.7 million in letters of credit were outstanding. On October 9, 1997, the Revolving Credit Agreement was amended to, among other things, extend the date on which it expires to May 31, 2000.

          As of September 30, 1997, the Company had consolidated long-term debt of $514.4 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $525.6 million at December 31, 1996. The decrease in long-term debt was principally due to principal payments on the Timber Notes of $16.2 million offset by borrowings of $7.0 million under the Revolving Credit Agreement. The Company anticipates that cash from operations, together with existing cash, cash equivalents and available sources of financing, will be sufficient to fund its working capital and capital expenditure requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash equivalents, together with its ability to generate sufficient cash from operations and to obtain both short- and long-term financing, should provide sufficient funds to meet its working capital and capital expenditure requirements. However, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation
Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The Company's operations are subject to a variety of California and federal laws, regulations and judicial and administrative interpretations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of the Company, increase the cost of logging operations. The Company is subject to certain pending matters which could have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not have a material adverse effect on the Company. See
Part II, Item 1. "Legal Proceedings" and Note 5 to the Condensed Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations. See also Note 6 to the Condensed Consolidated Financial Statements for information concerning the status of the Headwaters Agreement.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair the Company's ability to maintain adequate log inventories and force the Company to temporarily idle or curtail operations at certain lumber mills from time to time.


                        PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings since the date of the Form 10-K. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

          On October 1, 1997, the Environmental Protection Information Center, Inc. ("EPIC"), the Sierra Club and others notified the Company, NMFS and other regulatory agencies of their intent to file suit against these parties to enjoin an alleged take of the coho salmon within six watersheds on the Company's timberlands.

          With respect to the Marbled Murrelet action described under "Timber Harvesting Litigation" in the Form 10-K, on April 18, 1997, the U.S. Ninth Circuit Court of Appeals reversed the trial court's decision which had preliminarily enjoined eight already-approved THPs to the extent they rely on the Federal Owl Plan. On June 18, 1997, the court granted the defendants' motions for summary judgment disposing of the remaining issues in this case in favor of the defendants.

          With respect to the Takings Litigation described under "Timber Harvesting Litigation" in the Form 10-K, the parties have asked the court to extend the stay of each action until November 14, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS:

          4.1  Second Amendment, dated October 9, 1997, to the
               Revolving Credit Agreement

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


                                   THE PACIFIC LUMBER COMPANY


Date:  November 5, 1997         By:     /S/ GARY L. CLARK
                                          Gary L. Clark
                                  Vice President - Finance and
                                         Administration