Form 10-K405
period 1997-12-31
PACIFIC LUMBER CO /DE/
filed 1998-03-27
CIK 796838

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                              ---------------


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997   COMMISSION FILE NUMBER 1-9204


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

    Number of shares of Common Stock outstanding at March 15, 1998: 100

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(J)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    DOCUMENTS INCORPORATED BY REFERENCE:

                              Not applicable.

                             TABLE OF CONTENTS


                                   PART I

     Item 1.   Business                                               2

     Item 2.   Properties                                            12

     Item 3.   Legal Proceedings                                     12

     Item 4.   Submission of Matters to a Vote of Security Holders   13

                                  PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                   14

     Item 6.   Selected Financial Data                               14

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   14

     Item 8.   Financial Statements and Supplementary Data           19
                    Report of Independent Public Accountants         19
                    Consolidated Balance Sheet                       20
                    Consolidated Statement of Operations             21
                    Consolidated Statement of Cash Flows             22
                    Notes to Consolidated Financial Statements       23

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                   34

                                  PART III

     Items
        10-13. Not applicable.

                                  PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                  34

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

          The Company is an indirect wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc. ("MGHI"), which in turn is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). Pacific Lumber's principal wholly owned subsidiaries are Scotia Pacific Holding Company ("Scotia Pacific") and Salmon Creek Corporation ("Salmon Creek"). As used herein, the terms "Company" or "Pacific Lumber," "MGHI," "MGI," or "MAXXAM" refer to the respective companies and their subsidiaries, unless otherwise noted or the context indicates otherwise.

          This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places (see Item 1. "Business--Regulatory and Environmental Factors and Headwaters Agreement," Item 3. "Legal Proceedings," and Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Background," "--Financial Condition and Investing and Financing Activities" and "--Trends"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates,""will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

     TIMBERLANDS

          The Company owns and manages approximately 202,000 acres of virtually contiguous commercial timberlands located in Humboldt County along the northern California coast, an area which has very favorable soil and climate conditions for growing timber. These timberlands contain approximately three-quarters redwood and one-quarter Douglas-fir timber, are located in close proximity to the Company's four sawmills and contain an extensive network of roads. Approximately 179,000 acres of the Company's timberlands are owned by Scotia Pacific (the "Scotia Pacific Timberlands"), a special purpose Delaware corporation and wholly owned subsidiary of the Company. The Company has the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 acres of the Scotia Pacific Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the Scotia Pacific Timberlands. The timber on the Scotia Pacific Timberlands which is not subject to the Pacific Lumber Harvest Rights is referred to herein as the "Scotia Pacific Timber." Substantially all of Scotia Pacific's assets are pledged as security for Scotia Pacific's 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). The Company harvests and purchases from Scotia Pacific all of the logs harvested from the Scotia Pacific Timber. See "--Relationships With Scotia Pacific and Britt" for a description of this and other relationships among the Company, Scotia Pacific and Britt Lumber Co., Inc. ("Britt"), an affiliate of the Company.

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

          The Company engages in extensive efforts to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. The Company is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. The Company also actively engages in efforts to establish timberlands from open areas such as pasture land. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, the Company supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber grown on the Company's timberlands is regenerated almost entirely by planting seedlings. During 1997, the Company planted an estimated 659,000 redwood and Douglas-fir seedlings.

     HARVESTING PRACTICES

          The ability of the Company to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPs"). THPs are required to be developed by registered professional foresters and must be filed with, and approved by, the California Department of Forestry ("CDF") prior to the harvesting of timber. Each THP is designed to comply with applicable laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. See "--Regulatory and Environmental Factors and Headwaters Agreement" for information regarding the Company's obligation to develop a plan establishing a long-term sustained yield level for its timberlands. That section also contains information regarding threatened and endangered species listings, a critical habitat designation and similar matters concerning the Company and its operations. The number of the Company's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon a variety of factors, including the timing of agency review.

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

     PRODUCTION FACILITIES

          The Company owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from the Company's timberlands. Since 1986, the Company has implemented numerous technological advances that have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, the Company's annual lumber production has averaged approximately 297 million board feet, with approximately 309, 291 and 290 million board feet produced in 1997, 1996 and 1995, respectively. The Fortuna sawmill produces primarily common grade lumber. During 1997, the Fortuna mill produced approximately 101 million board feet of lumber. The Carlotta sawmill produces both common and upper grade redwood lumber. During 1997, the Carlotta mill produced approximately 76 million board feet of lumber. Sawmills "A" and "B" are both located in Scotia. Sawmill "A" processes Douglas-fir logs and Sawmill "B" primarily processes large diameter redwood logs. During 1997, Sawmills "A" and "B" produced 91 million and 41 million board feet of lumber, respectively.

          The Company operates a finishing and remanufacturing plant in Scotia which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include the redwood lumber industry's largest variety of customized trim and fascia patterns. Remanufacturing enhances the value of some grades of lumber by assembling knot-free pieces of narrower and shorter lumber into wider or longer pieces in its state-of-the-art end and edge glue plants. The result is a standard sized upper grade product which can be sold at a premium over common grade products. The Company has also installed a lumber remanufacturing facility at its mill in Fortuna which processes low grade redwood common lumber into value-added, higher grade redwood fence and related products.

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

          In addition, the Company owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from the Company's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to the Company's timberlands where several of its manufacturing facilities are located. The Company sells surplus power to Pacific Gas and Electric Company. In 1997, the sale of surplus power accounted for approximately 2% of the Company's total revenues.

     PRODUCTS

          The following table sets forth the distribution of the Company's lumber production (on a net board foot basis) and revenues by product line:


                                Year Ended December 31, 1997              Year Ended December 31, 1996
                         ----------------------------------------- -----------------------------------------
                           % of Total                                % of Total
                             Lumber      % of Total                    Lumber      % of Total
                           Production      Lumber      % of Total    Production      Lumber      % of Total
         Product             Volume       Revenues      Revenues       Volume       Revenues      Revenues
                         ------------- ------------- ------------- ------------- ------------- -------------
Upper grade redwood
     lumber                        12%           34%           29%           13%           33%           28%
Common grade redwood
     lumber                        55%           42%           35%           53%           42%           35%
                         ------------- ------------- ------------- ------------- ------------- -------------
     Total redwood
          lumber                   67%           76%           64%           66%           75%           63%
                         ------------- ------------- ------------- ------------- ------------- -------------
Upper grade Douglas-fir
     lumber                         4%            6%            5%            3%            6%            5%
Common grade Douglas-fir
     lumber                        25%           16%           13%           27%           16%           13%
                         ------------- ------------- ------------- ------------- ------------- -------------
     Total Douglas-fir
          lumber                   29%           22%           18%           30%           22%           18%
                         ------------- ------------- ------------- ------------- ------------- -------------
Other grades of lumber              4%            2%            2%            4%            3%            2%
                         ------------- ------------- ------------- ------------- ------------- -------------
          Total lumber            100%          100%           84%          100%          100%           83%
                         ============= ============= ============= ============= ============= =============

Logs                                                            7%                                        9%
                                                     =============                             =============

Hardwood chips                                                  3%                                        2%
Softwood chips                                                  4%                                        4%
                                                     -------------                             -------------
     Total wood chips                                           7%                                        6%
                                                     =============                             =============



          Lumber
          In 1997, the Company sold approximately 312 million board feet of lumber, which accounted for approximately 84% of the Company's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

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

          Wood Chips
          The Company uses a whole-log chipper to produce wood chips from hardwood trees which would otherwise be left as waste. These chips are sold to third parties primarily for the production of facsimile and other specialty papers. The Company also produces softwood chips from the wood residue from its milling operations. These chips are sold to third parties for the production of wood pulp and paper products.

          Other
          The Company also derives revenues from a soil amendment operation and a concrete block manufacturing operation.

     BACKLOG AND SEASONALITY

          The Company's backlog of sales orders at December 31, 1997 and 1996 was approximately $26.4 million and approximately $21.3 million, respectively, the substantial portion of which was delivered in the first quarter of the next fiscal year. The Company has historically experienced lower first quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, the Company's results in any one quarter are not necessarily indicative of results to be expected for the full year.

     MARKETING

          The housing, construction and remodeling markets are the primary markets for the Company's lumber products. The Company's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. The Company sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi River, with California accounting for approximately 66% of these sales in 1997. Common grades of Douglas-fir lumber are sold primarily in California. In 1997, the Company had three customers which accounted for approximately 10%, 5% and 5%, respectively, of total revenues. Exports of lumber accounted for approximately 6% of the Company's total revenues in 1997. The Company markets its products through its own sales staff which focuses primarily on domestic sales.

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

     EMPLOYEES

          As of March 1, 1998, the Company had approximately 1,550 employees, none of whom are covered by a collective bargaining agreement.

     RELATIONSHIPS WITH SCOTIA PACIFIC AND BRITT

          In March 1993, Pacific Lumber consummated its offering of $235 million of 10-1/2% Senior Notes due 2003 (the "Senior Notes") and Scotia Pacific consummated its offering of $385 million of Timber Notes. Upon the closing of such offerings, Pacific Lumber, Scotia Pacific and Britt entered into a variety of agreements. Pacific Lumber and Scotia Pacific entered into a Services Agreement (the "Services Agreement") and an Additional Services Agreement (the "Additional Services Agreement"). Pursuant to the Services Agreement, Pacific Lumber provides operational, management and related services with respect to the Scotia Pacific Timber not performed by Scotia Pacific's own employees. Such services include the furnishing of all equipment, personnel and expertise not within Scotia Pacific's possession and reasonably necessary for the operation and maintenance of the Scotia Pacific Timber. In particular, Pacific Lumber is required to regenerate Scotia Pacific Timber, prevent and control loss of Scotia Pacific Timber by fires, maintain a system of roads throughout the Scotia Pacific Timberlands, take measures to control the spread of disease and insect infestation affecting Scotia Pacific Timber and comply with environmental laws and regulations. Pacific Lumber is also required (to the extent necessary) to assist Scotia Pacific personnel in updating the GIS and to prepare and file, on Scotia Pacific's behalf, all pleadings and motions and otherwise diligently pursue appeals of any denial of any THP and related matters. As compensation for these and the other services to be provided by the Company, Scotia Pacific pays a fee which is adjusted on January 1 of each year based on a specified government index relating to wood products. The fee was approximately $115,400 per month in 1997 and is expected to be approximately $117,300 per month in 1998.

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

          Pacific Lumber and Scotia Pacific also entered into a Master Purchase Agreement (the "Master Purchase Agreement"). The Master Purchase Agreement governs all purchases of logs by Pacific Lumber from Scotia Pacific. Each purchase of logs by Pacific Lumber from Scotia Pacific is made pursuant to a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) for the Scotia Pacific Timber covered by an approved THP. Such log purchase agreement generally provides for the sale to the Company of the logs harvested from the Scotia Pacific Timber covered by such THP and constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. The Master Purchase Agreement generally contemplates that all sales of logs by Scotia Pacific to the Company will be at a price which equals or exceeds the applicable stumpage price for such species and category, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization (the "SBE Price"). The Harvest Value Schedule is published by the California State Board of Equalization at six month intervals for the purpose of computing yield taxes imposed on the harvesting of timber. SBE Prices are based on average actual log prices between unrelated parties over a prior twenty-four month period. As Pacific Lumber purchases logs from Scotia Pacific pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Scotia Pacific Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Substantially all of Scotia Pacific's revenues are derived from the sale of logs to Pacific Lumber under the Master Purchase Agreement.

          Pacific Lumber, Scotia Pacific and Salmon Creek also entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber entered into an Environmental Indemnification Agreement with Scotia Pacific pursuant to which Pacific Lumber agreed to indemnify Scotia Pacific from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Scotia Pacific Timberlands. In particular, Pacific Lumber is liable with respect to any contamination which occurred on the Scotia Pacific Timberlands prior to the date of the agreement.

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

     Regulatory and Environmental Factors and Headwaters Agreement

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and "Status of Multi-Species HCP, SYP and Headwaters Agreement" in this section for cautionary information with respect to such forward-looking statements.

          General
          Pacific Lumber's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in Pacific Lumber's business. The California Forest Practice Act (the "Forest Practice Act") and related regulations adopted by the California
Board of Forestry (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California. These requirements include the obligation of timber companies to prepare, and obtain regulatory approval of, detailed THPs (timber harvesting plans) containing information with respect to areas proposed to be harvested (see "--
Harvesting Practices" above). As described further below, California law has also required large timber companies submitting THPs to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting for review and approval by the CDF of a long-term sustained yield plan ("SYP") establishing a long-term sustained yield harvest level for their timberlands. The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed wildlife and plants which have been declared to be endangered or threatened. The operations of Pacific Lumber are also subject to the California Environmental Quality Act ("CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Water Quality Act and Federal Clean Water Act, which require that Pacific Lumber conduct its operations so as to reasonably protect the water quality of nearby rivers and streams.

          While compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations, have increased the costs of Pacific Lumber, they have not had a significant adverse effect on its financial position, results of operations or liquidity. However, these laws and related administrative actions and legal challenges have severely restricted the ability of Pacific Lumber to harvest virgin old growth timber on its timberlands, and to a lesser extent, residual old growth timber. As a result, Pacific Lumber, Scotia Pacific and Salmon Creek in April 1996 filed two actions (the "Takings Litigation") alleging that certain portions of their timberlands had been "taken" by California and the United States and seeking just compensation. See Item 3. "Legal Proceedings--Takings Litigation."

          Headwaters Agreement
          On September 28, 1996, Pacific Lumber (on behalf of itself, its subsidiaries and affiliates) and MAXXAM (collectively, the "Pacific Lumber Parties") entered into an agreement with the United States and California ("Headwaters Agreement") which provides the framework for the acquisition by the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands. These timberlands are commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by Scotia Pacific (Pacific Lumber having harvesting rights on approximately 300 of such acres). The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Springs Forest to conduct any logging or salvage operations.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) the United States and California furnishing the requisite consideration, (b) approval of an SYP for Pacific Lumber's timberlands, in form and substance satisfactory to Pacific Lumber, (c) approval of a habitat conservation plan covering multiple species ("Multi-Species HCP") and issuance of a related incidental take permit (the "Permit") covering Pacific Lumber's timberlands, each in form and substance satisfactory to Pacific Lumber, (d) the issuance by the Internal Revenue Service and the California Franchise Tax Board of tax closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (e) acquisition of the Elk River Timberlands, (f) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (g) the dismissal of the Takings Litigation.

          In November 1997, President Clinton signed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement (the "Interior Appropriations Bill"). The federal funding is to remain available until March 1, 1999 and is subject to, among other things, contribution by the State of California of its $130 million portion of funding for the Headwaters Agreement. Although California has not enacted legislation providing funds for its portion of the acquisition contemplated by the Headwaters Agreement, representatives of the State of California continue to indicate that they are considering various methods of furnishing the required consideration. In August 1997, Pacific Lumber submitted drafts of the Multi-Species HCP and the SYP to the appropriate government agencies for review. On February 27, 1998, Pacific Lumber, MAXXAM and various government agencies entered into a Pre-Permit Application Agreement in Principle (the "HCP/SYP Agreement") regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permit and the SYP. The parties have been discussing the tax closing agreements but, to date, have not been able to reach agreement. The parties to the Headwaters Agreement are working diligently to satisfy the other closing conditions.

          Terms of the HCP/SYP Agreement
          The Company believes that execution of the HCP/SYP Agreement mentioned above is an important milestone toward completion of the Headwaters Agreement. The HCP/SYP Agreement provides that the Permit and Multi-Species HCP would have a term of 50 years. Subject to certain rights of Pacific Lumber to seek an amendment to the Permit and Multi-Species HCP, the HCP/SYP Agreement provides that for the term of the Permit, only management activities designed to enhance habitat could be conducted by Pacific Lumber in twelve forest groves not being sold to the United States
and California.   These groves aggregate approximately 8,000 acres and
consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber. These limitations are designed primarily to protect habitat for the marbled murrelet, a coastal seabird which has been listed as endangered under the CESA and threatened under the ESA. The HCP/SYP Agreement also requires Pacific Lumber to initiate a specified watershed assessment process, which Pacific Lumber has begun. This process is intended to result in appropriate protective zones for fish and other wildlife being established adjacent to the streams on Pacific Lumber's timberlands. Until the watershed assessment process is complete, Pacific Lumber must incorporate certain interim stream protective measures into its THPs, including amending its pending (but not yet approved) THPs. These interim stream protection measures are more stringent than the measures currently required by existing state regulations.

          Effect of the HCP/SYP Agreement
          In addition to being an important milestone toward completion of the Headwaters Agreement, the Company also believes that the HCP/SYP Agreement would be a positive development in respect of the environmental challenges that it has faced over the last several years. For instance, various groups and individuals have filed objections with the CDF and the BOF regarding these agencies' actions and rulings with respect to certain of Pacific Lumber's THPs. In addition, lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs. While challenges with respect to Pacific Lumber's young growth timber have historically been limited, a lawsuit was recently filed under the ESA which relates to a significant number of THPs covering young growth timber of Pacific Lumber. See Item 3. "Legal Proceedings--Timber Harvesting Litigation." While the Company expects these environmentally focused objections and lawsuits to continue, it believes that the HCP/SYP Agreement will enhance its position in connection with these challenges. The Company also believes that the Multi-Species HCP would expedite the preparation and facilitate approval of its THPs.

          A related environmental challenge which Pacific Lumber has faced is the listing of threatened or endangered species which are found on Pacific Lumber's timberlands. Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered or threatened under the ESA and/or the CESA. Other species such
as the steelhead trout could be listed in the future.   Pacific Lumber has
developed federal and state northern spotted owl management plans which permit harvesting activities to be conducted so long as Pacific Lumber adheres to certain measures designed to protect the northern spotted owl.

          The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. The marbled murrelet has been listed as endangered under the CESA and as threatened under the ESA. Approximately 33,000 acres of Pacific Lumber's timberlands have been designated as critical habitat for the marbled murrelet. Pacific Lumber incorporates mitigation measures into its THPs as necessary to protect and maintain habitat for the marbled murrelet on its timberlands and conducts certain pre-harvest marbled murrelet surveys. These surveys delay the review and approval process with respect to certain of the THPs filed by Pacific Lumber. They have also indicated that Pacific Lumber has certain timberlands which are occupied murrelet habitat. As discussed in "--Terms of the HCP/SYP Agreement" above, the HCP/SYP Agreement contains provisions regarding protection of the marbled murrelet.

          The coho salmon was listed in April 1997 as threatened under the ESA in northern California, including Pacific Lumber's timberlands. The State of California and other persons, including Pacific Lumber, are working with NMFS and other government agencies to determine what mitigation measures will be instituted to protect the coho salmon. As discussed above, the HCP/SYP Agreement contains provisions regarding establishment of protective measures for the coho salmon and other fish and wildlife species. Pacific Lumber is also attempting to include in the Multi-Species HCP a resolution of the potential effect of limits by the Environmental Protection Agency ("EPA") on sedimentation, temperature and other factors (i.e. non-point source total maximum daily loadings; "TMDL"). The EPA is in the process of establishing limits on TMDL under the Federal Clean Water Act for seventeen northern California rivers and certain of their tributaries, including rivers within Pacific Lumber's timberlands. The TMDL limits will be aimed at protecting water quality.

          As a result of the HCP/SYP Agreement, Pacific Lumber will revise and resubmit the Multi-Species HCP. If the Multi-Species HCP is approved, Pacific Lumber would be issued the Permit, which would allow limited incidental "take" of listed species so long as there was no "jeopardy" to the species. The Multi-Species HCP would also identify measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent possible. The Multi-Species HCP will be designed to protect habitat for and accommodate species currently listed under the ESA and CESA such as the marbled murrelet and coho salmon, as well as to consider candidate and future-listed species and their potential habitat needs. This forward-looking feature of the Multi-Species HCP is designed to both protect future-listed species and their habitat, and to provide more certainty and protection to Pacific Lumber against further restrictions on harvesting as a result of future listings or unforeseen circumstances. This additional protection and certainty against future listings and unforeseen circumstances is referred to as the "no surprises" policy of the United States Fish and Wildlife Service ("USFWS"), which must review and approve the Multi-Species HCP.

          The HCP/SYP Agreement also contains certain provisions relating to the SYP. Pacific Lumber will submit a revised SYP, which will assume that the transactions contemplated by the Headwaters Agreement (including acquisition of the Elk River Timberlands) will be consummated and that the Multi-Species HCP will be approved. Subject to further study, the Company expects Pacific Lumber to propose a long-term sustained yield harvest level ("LTSY") which is somewhat less than Pacific Lumber's recent harvest levels. In order to mitigate the anticipated impact of the SYP, Pacific Lumber has acquired approximately 11,000 acres of timberlands since January 1, 1996 and expects to continue to acquire such additional timberlands as will enable it to maintain recent harvest levels. However, there can be no assurance that Pacific Lumber would be able to continue such acquisitions, which would be limited by Pacific Lumber's financial resources and the availability of acceptable properties. If the SYP is approved, Pacific Lumber will have complied with certain BOF regulations requiring that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level.
The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that the Company's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. The HCP/SYP Agreement provides that upon submission of certain timber growth estimates by Pacific Lumber, CDF will find the SYP sufficient for public review. An approved
SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs will be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          Status of the Multi-Species HCP, the SYP and the Headwaters
          Agreement
          The final terms of the SYP, the Multi-Species HCP and the Permit are subject to additional negotiation and agreement among the parties. At such time as the parties reach agreement on the form of the Multi-Species HCP and the Permit, these documents, along with federal and state environmental impact statements, will be made available for public review and comment. After the government agencies complete the public review process and approve a final environmental impact statement, the agencies will decide whether to approve a Multi-Species HCP and a Permit. A similar process will occur with respect to the SYP. While the Company believes that the HCP/SYP Agreement represents an important milestone toward completion of the Headwaters Agreement and the parties are working diligently to complete the Multi-Species HCP and the SYP as well as the other closing conditions contained in the Headwaters Agreement, there can be no assurance that the Headwaters Agreement will be consummated or that an SYP, Multi-Species HCP or Permit acceptable to Pacific Lumber will be approved.

          In the event that a Multi-Species HCP is not approved, Pacific Lumber will not enjoy the benefits of expedited preparation and facilitated review of its THPs. Furthermore, if a Multi-Species HCP acceptable to Pacific Lumber is not approved, it is impossible for the Company to determine the potential adverse effect of the listings of the marbled murrelet and coho salmon or the TMDL limits on the Company's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to the Company. If the Headwaters Agreement is not consummated and Pacific Lumber is unable to harvest or is severely limited in harvesting on various of its timberlands, it intends to continue and/or expand its Takings Litigation seeking just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute an uncompensated governmental taking of private property for public use.

          Potential Future Developments
          Laws, regulations and related judicial decisions and administrative interpretations dealing with Pacific Lumber's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection, air and water quality and the restriction, regulation and administration of timber harvesting practices. It is impossible to predict the content of any such bills, the likelihood of any of the bills passing or the impact of any of these bills on the future liquidity, financial position or operating results of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is impossible, however, to assess the effect of such matters on the Company's financial position, operating results or liquidity.


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

     TIMBER HARVESTING LITIGATION

          On January 26, 1998, an action entitled Coho Salmon, et al. v. Pacific Lumber, et al. (No. 98-0283) (the "Coho lawsuit") was filed against Pacific Lumber, Scotia Pacific and Salmon Creek in the United States District Court for the Northern District of California. This action alleges, among other things, violations of the ESA and claims that defendants' logging operations in five watersheds have contributed to the "take" of the coho salmon. This action relates to a significant number of the Company's approved or pending THPs. Plaintiffs seek, among other things, to enjoin timber harvesting on the THPs and acreage identified.
The THPs which are the subject of the Coho lawsuit are at various stages of the THP cycle. Approximately one-third of the THPs have been submitted to the CDF, but have not yet been approved and will have to be amended pursuant to the HCP/SYP Agreement discussed above under Item 1. "Business- -Regulatory and Environmental Factors and Headwaters Agreement." The Company estimates that as of February 15, 1998, approximately 28 million board feet of standing timber remained to be harvested under the approved
THPs.   While the Company believes that completion of the HCP/SYP Agreement is a positive development in respect of the Coho lawsuit, the Company is unable to predict the outcome of this case or its ultimate impact on the Company.

          On December 30, 1997, the CDF issued a statement of issues in connection with an administrative action entitled In the Matter of the Statement of Issues Against: The Pacific Lumber Company, Timber Operator License A-5326 (No. LT 97-8). This administrative action sought to deny Pacific Lumber's application for a timber operator's license ("TOL") based on various violations of the rules and regulations of the Forest Practice Act. On the same date, Pacific Lumber entered into a Stipulation with the CDF and received a conditional TOL for 1998. The 1998 TOL and Stipulation are conditioned on, among other things, Pacific Lumber (a) complying with existing requirements governing timber harvesting, as well as additional obligations concerning, primarily, wet weather operations and minimizing the flow of sediment into water courses on properties of Pacific Lumber, and (b) complying with additional self-monitoring and inspection obligations. Compliance with the obligations set forth in the Stipulation will restrict Pacific Lumber's ability to harvest timber and transport logs during periods of wet weather and could impair Pacific Lumber's ability to maintain adequate log inventories during these periods. Pacific Lumber has instituted additional policies and procedures to assure that it complies with the Stipulation. Should Pacific Lumber's TOL nevertheless be revoked, Pacific Lumber could engage independent contractors to complete these activities on its behalf (independent contractors currently account for approximately 60% of the harvesting activities on Pacific Lumber's timberlands). Pacific Lumber therefore does not believe that loss of its TOL would have a significant adverse effect on its operations or financial performance.

TAKINGS LITIGATION

          On April 22, 1996, Salmon Creek filed a lawsuit entitled Salmon Creek Corporation v. California State Board of Forestry, et al. (No. 96CS01057) in the Superior Court of Sacramento County. This action seeks to overturn the BOF's decision denying approval of a THP for approximately 8 acres of virgin old growth timber in the Headwaters Forest. Salmon Creek seeks a court order requiring approval of the THP so that it may harvest timber in order to construct a road in accordance with the THP. Salmon Creek also seeks constitutional "just compensation" damages to the extent that its old growth timber within and surrounding the THP has been "taken" without compensation by reason of this regulatory denial and previous actions of governmental authorities. In addition, on May 7, 1996, Pacific Lumber, Scotia Pacific and Salmon Creek filed a lawsuit entitled The Pacific Lumber Company, et al. v. The United States of America (No. 96-
257L) in the United States Court of Federal Claims. The suit alleges that the federal government has "taken" without compensation over 3,800 acres of the Company's old growth timberlands through its application of the ESA. Pacific Lumber and Salmon Creek seek constitutional "just compensation" damages for the taking of these timberlands by the federal government's actions. The court in each of these actions has granted the parties' agreed motions to stay the actions pursuant to the Headwaters Agreement. These actions would be dismissed if the Headwaters Agreement is consummated. See Item 1. "Business--Regulatory and Environmental Factors and Headwaters Agreement" for description of the Headwaters Agreement.

USAT MATTER

          In January 1995, an action entitled U.S., ex rel., Martel v. Hurwitz, et al. (No. C950322) (the "Martel action") was filed against MAXXAM, MGI and others and is pending in the U.S. District Court for the
Southern District of Texas.   This action is purportedly brought by
plaintiff on behalf of the U.S. government; however, the U.S. government has declined to participate in the suit. The Company is not a defendant in this suit. The suit alleges that defendants made false statements and claims in violation of the Federal False Claims Act in connection with United Savings Association of Texas ("USAT"). Plaintiff alleges, among other things, that defendants used the federally insured assets of USAT to acquire junk bonds from Michael Milken and Drexel, Burnham, Lambert Inc. ("Drexel"). Plaintiffs allege that in exchange Mr. Milken and Drexel arranged financing for defendants' various business ventures, including the acquisition of Pacific Lumber by MAXXAM. Plaintiff alleges that as a result of USAT's insolvency defendants should be required to pay $1.6 billion (subject to trebling) to cover USAT's losses. Plaintiff seeks, among other things, that the Court impose a constructive trust upon the fruits of the alleged improper use of USAT funds. On February 6, 1998, defendants' motion to dismiss was taken under submission by the Court.

OTHER LITIGATION

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

          All of the Company's common stock is owned indirectly by MGI, which is a wholly owned subsidiary of MGHI, which in turn is wholly owned by MAXXAM. Accordingly, the Company's common stock is not traded on any stock exchange and has no established public trading market. The Company declared and paid cash dividends on its common stock in the amount of $23.0 million, $20.5 million and $22.0 million in 1997, 1996 and 1995, respectively. As of December 31, 1997, approximately $15.9 million of dividends could be paid by the Company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Investing and Financing Activities" and Note 4 to the Consolidated Financial Statements appearing in Item 8.

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

          Old growth trees constitute the Company's principal source of upper grade redwood lumber, its most valuable product. Due to the restrictions on the Company's ability to harvest old growth timber on its property, the Company's supply of upper grade lumber has decreased in some premium product categories. Furthermore, logging costs have increased, primarily due to the harvest of smaller diameter logs and compliance with environmental regulations relating to the harvesting of timber and litigation costs incurred in connection with certain THPs filed by the Company. The Company has been able to lessen the impact of these factors by instituting a number of measures at its sawmills during the past several years designed to enhance the efficiency of its operations, such as expansion of its manufactured lumber facilities and other improvements in lumber recovery and installation of a lumber remanufacturing facility at its Fortuna lumber mill. However, unless the Company is able to sustain the harvest level of old growth trees, the Company expects that its production of premium upper grade lumber products will decline and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products. See also "--Trends" and Item 1. "Business--Regulatory and Environmental Factors and Headwaters Agreement."

RESULTS OF OPERATIONS

          The following table presents selected operational and financial information for the years ended December 31, 1997, 1996 and 1995.




                                                    Years Ended December 31,
                                           -----------------------------------------
                                                1997          1996          1995
                                           ------------- ------------- -------------
                                                    (In millions of dollars,
                                                  except shipments and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                      52.4          49.7          46.5
          Redwood common grades                    160.3         159.4         146.8
          Douglas-fir upper grades                  11.5          10.6           7.4
          Douglas-fir common grades                 75.3          74.9          64.6
          Other                                     12.0          12.5          11.4
                                           ------------- ------------- -------------
               Total lumber                        311.5         307.1         276.7
                                           ============= ============= =============
     Logs (2)                                       43.9          49.4          40.3
                                           ============= ============= =============
     Wood chips (3)                                224.3         187.2         192.8
                                           ============= ============= =============
Average sales price:
     Lumber: (4)
          Redwood upper grades             $       1,443 $       1,380 $       1,495
          Redwood common grades                      575           542           496
          Douglas-fir upper grades                 1,203         1,154         1,301
          Douglas-fir common grades                  455           439           392
     Logs (4)                                        394           450           396
     Wood chips (5)                                   76            79           107

Net sales:
     Lumber, net of discount               $       218.3 $       202.8 $       181.4
     Logs                                           17.3          22.2          15.9
     Wood chips                                     17.0          14.8          20.7
     Cogeneration power                              4.5           3.3           2.5
     Other                                           4.3           1.7           1.4
                                           ------------- ------------- -------------
          Total net sales                  $       261.4 $       244.8 $       221.9
                                           ============= ============= =============
Operating income                           $        74.6 $        66.3 $        64.6
                                           ============= ============= =============
Operating cash flow (6)                    $       101.1 $        93.9 $        90.5
                                           ============= ============= =============
Income before income taxes                 $        23.5 $        16.1 $        13.0
                                           ============= ============= =============
Net income                                 $        15.6 $        9.9  $         6.6
                                           ============= ============= =============
Capital Expenditures                       $        22.2 $        14.6 $         9.7
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


          Net sales
          Net sales for 1997 increased from 1996 principally due to higher average realized prices for most categories of redwood and Douglas-fir lumber and to a lesser extent due to an increase in shipments for redwood and Douglas-fir lumber.

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

          Operating income
          Operating income increased in 1997 principally due to the increase in net sales discussed above. Operating income, after excluding from 1995 the benefit from a $1.5 million insurance settlement, increased in 1996 due to the increase in net sales discussed above. Increases in costs of goods sold reflect both the impact of additional manufacturing costs attributable to the increased shipments of manufactured lumber products, higher shipments of lower margin lumber and the increasing cost of regulatory compliance for the Company's timber harvesting operations.

          Income before income taxes
          Income before income taxes for 1997 increased over 1996, principally due to the increase in operating income discussed above. Income before income taxes for 1996 increased from 1995, primarily as a result of the increase in operating income as discussed above and lower interest expense.

          Provision in lieu of income taxes
          The provision in lieu of income taxes for 1996 includes a credit relating to reserves the Company no longer believes are necessary.

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

          Under the terms of the indenture governing the terms of the Timber Notes (the "Timber Note Indenture"), Scotia Pacific will not have available cash for distribution to Pacific Lumber unless Scotia Pacific's cash flow from operations exceeds the amounts required by the Timber Note Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses. Once appropriate provision is made for current debt service on the Timber Notes and expenditures for operating and capital costs, and in the absence of certain Trapping Events (as defined in the Timber Note Indenture) or outstanding judgments, the Timber
Note Indenture does not limit monthly distributions of available cash from Scotia Pacific to the Company. Accordingly, once Scotia Pacific's debt service, operating and capital expenditure requirements have been met, substantially all of Scotia Pacific's available cash is periodically distributed to the Company. Scotia Pacific paid $60.8 million, $76.9 million and $59.0 million of dividends to the Company during the years ended December 31, 1997, 1996 and 1995, respectively. In the event Scotia Pacific's cash flows are not sufficient to generate distributable funds to the Company, the Company's ability to pay interest on the Senior Notes and to service its other indebtedness would be materially impaired.

          During the years ended December 31, 1997, 1996 and 1995, the Company's operating income before depletion and depreciation ("operating cash flow") amounted to $101.1, $93.9 million and $90.5 million, respectively, which exceeded interest incurred on all of its indebtedness in those years by $47.5 million, $39.5 million and $35.0 million, respectively.

          The indentures governing the Senior Notes, the Timber Notes and the Company's revolving credit agreement (the "Revolving Credit Agreement") contain various covenants which, among other things, limit the ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. The Company can pay dividends in an amount that is generally equal to 50% of the Company's consolidated net income plus depletion and cash dividends received from Scotia Pacific, exclusive of the net income and depletion of Scotia Pacific as long as any Timber Notes are outstanding. As of December 31, 1997, under the most restrictive of these covenants, approximately $15.9 million of dividends could be paid by the Company. The Company paid an aggregate of $23.0 million, $20.5 million and $22.0 million of dividends in 1997, 1996 and 1995, respectively.

          On October 9, 1997, the Revolving Credit Agreement was amended to, among other things, extend the date on which it expires to May 31, 2000. The Revolving Credit Agreement provides for borrowings of up to $60.0 million, of which $20.0 million may be used for standby letters of credit and $30.0 million is restricted to acquisitions of timberlands. Borrowings made pursuant to the portion of the credit facility restricted to timberland acquisitions are secured by the purchased timberlands. As of December 31, 1997, $9.4 million of borrowings were outstanding, and $15.1 million in letters of credit were outstanding. As of December 31, 1997, $35.5 million of borrowings was available under the Revolving Credit Agreement, of which $4.9 million was available for letters of credit and $20.6 million was restricted to timberland acquisitions.

          Recent capital expenditures were made to improve production efficiency, reduce operating costs and acquire additional timberlands. The Company's capital expenditures were $22.2 million, $14.6 million and $9.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. Capital expenditures, excluding expenditures for timberlands, are estimated to be between $10.0 million and $20.0 million per year for the 1998 -- 2000 period. The Company expects to purchase additional timberlands from time to time will enable it to maintain recent harvest levels. However, there can be no assurance that the Company would be able to do so, and any timberland acquisitions would be limited by the Company's financial resources and the availability of acceptable properties.

          As of December 31, 1997, the Company had consolidated working capital of $56.4 million and long-term debt of $517.1 million (net of current maturities and restricted cash deposited in a liquidity account for the benefit of the holders of the Timber Notes) as compared to $55.2 million and $525.6 million, respectively, at December 31, 1996. The decrease in long-term debt was primarily due to principal payments on the Timber Notes offset by borrowings of $9.4 million under the Revolving Credit Agreement. The Company anticipates that cash from operations, together with existing cash and available sources of financing, will be sufficient to fund its working capital and capital expenditure requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash equivalents, together with its ability to generate sufficient cash from operations and to obtain both short and long-term financing, should provide sufficient funds to meet its working capital and capital expenditure requirements. However, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting timber harvesting practices (see "-- Trends" below), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of the Company, have increased the cost of logging operations. The Company is subject to certain pending matters which could have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not have a material adverse affect on the Company. See Item 1. "Business-- Regulatory and Environmental Factors and Headwaters Agreement," Item 3. "Legal Proceedings--Timber Harvesting Litigation" and Note 9 to the Consolidated Financial Statements for further information regarding regulatory and legal proceedings affecting the Company's operations.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair the Company's ability to maintain adequate log inventories and force the Company to temporarily idle or curtail operations at certain lumber mills from time to time.

YEAR 2000

          Internal assessments undertaken for the Company have determined that the Company's software and related technologies will be affected to a small extent by the year 2000 date change. Spending is expected to be less than $100,000. System modification costs will be expensed as incurred. Costs associated with new systems will be capitalized and amortized over the estimated useful life of the product.

RECENT ACCOUNTING PRONOUNCEMENTS

          During June 1997, two new accounting standards were issued that will affect future financial reporting. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity, (such as minimum pension liabilities). Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"), requires that segment reporting for public reporting purposes be conformed to the segment reporting used by management for internal purposes. SFAS No. 131 also adds a requirement for the presentation of certain segment data on a quarterly basis starting in 1999. SFAS No. 130 and SFAS No. 131 must be adopted in the Company's first quarter ending March 31, 1998 and year-end 1998 reporting, respectively. Early adoption is acceptable but not required. Management is evaluating the impact of these two standards on the Company's future financial reporting.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of The Pacific Lumber Company:

          We have audited the accompanying consolidated balance sheets of The Pacific Lumber Company (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Pacific Lumber Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP


San Francisco, California
January 30, 1998

(Except for the matter discussed in the fourth paragraph of Note 9 as to which the date is February 27, 1998.)


                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)


                                                           December 31,
                                                   --------------------------
                                                        1997          1996
                                                   ------------  ------------
                      ASSETS
Current assets:
     Cash and cash equivalents                     $     31,768  $     26,027
     Receivables:
          Trade                                          19,216        18,080
          Other                                           2,123         2,514
     Inventories                                         56,079        65,690
     Prepaid expenses and other current assets           12,898         5,329
                                                   ------------  ------------
               Total current assets                     122,084       117,640
Timber and timberlands, net of accumulated
     depletion of $236,824 and $221,063,
     respectively                                       321,206       324,986
Property, plant and equipment, net of accumulated
     depreciation of $82,070 and $73,772,
     respectively                                        96,292        95,515
Deferred financing costs, net                            17,912        20,003
Deferred income taxes                                    27,018        34,639
Restricted cash                                          28,434        29,967
Other assets                                              4,186         6,424
                                                   ------------  ------------
                                                   $    617,132  $    629,174
                                                   ============  ============
      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                              $      3,538  $      3,765
     Accrued compensation and related benefits           12,365         9,673
     Accrued interest                                    19,650        20,211
     Deferred income taxes                                9,671        10,173
     Other accrued liabilities                            1,042         2,325
     Long-term debt, current maturities                  19,429        16,258
                                                   ------------  ------------
               Total current liabilities                 65,695        62,405
Long-term debt, less current maturities                 545,571       555,596
Other noncurrent liabilities                             27,991        25,887
                                                   ------------  ------------
               Total liabilities                        639,257       643,888
                                                   ------------  ------------
Contingencies

Stockholder's deficit:
     Common stock, $.01 par value, 100 shares
          authorized and issued                               -             -
     Additional capital                                 157,520       157,520
     Accumulated deficit                               (179,645)     (172,234)
                                                   ------------  ------------
               Total stockholder's deficit              (22,125)      (14,714)
                                                   ------------  ------------
                                                   $    617,132  $    629,174
                                                   ============  ============

The accompanying notes are an integral part of these financial statements.



                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)



                                                    Years Ended December 31,
                                           ----------------------------------------
                                                1997          1996          1995
                                           ------------  ------------  ------------
Net sales:
     Lumber and logs                       $    235,588  $    225,017  $    197,320
     Other                                       25,789        19,832        24,619
                                           ------------  ------------  ------------
                                                261,377       244,849       221,939
                                           ------------  ------------  ------------

Operating expenses:
     Cost of goods sold                         147,372       136,335       116,445
     Selling, general and administrative
          expenses                               12,915        14,570        14,992
     Depletion and depreciation                  26,525        27,644        25,927
                                           ------------  ------------  ------------
                                                186,812       178,549       157,364
                                           ------------  ------------  ------------

Operating income                                 74,565        66,300        64,575

Other income (expense):
     Investment, interest and other
          income                                  2,516         4,209         3,928
     Interest expense                           (53,613)      (54,456)      (55,462)
                                           ------------  ------------  ------------
Income before income taxes                       23,468        16,053        13,041
Provision in lieu of income taxes                (7,879)       (6,107)       (6,480)
                                           ------------  ------------  ------------
Net income                                 $     15,589  $      9,946  $      6,561
                                           ============  ============  ============

The accompanying notes are an integral part of these financial statements.

                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)


                                                    Years Ended December 31,
                                           ----------------------------------------
                                                1997          1996          1995
                                           ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                            $     15,589  $      9,946  $      6,561
     Adjustments to reconcile net income
          to net cash provided by
          operating activities:
          Depletion and depreciation             26,525        27,644        25,927
          Amortization of deferred
               financing costs                    2,091         2,394         2,269
          Net loss on asset dispositions             67             6           419
          Increase (decrease) in cash
               resulting from changes in:
               Receivables                         (740)          803         5,913
               Inventories, net of
                    depletion                     8,039         7,304        (7,301)
               Prepaid expenses and other
                    current assets               (5,331)          682        (3,273)
               Accounts payable                    (548)         (164)          589
               Accrued interest                    (561)         (455)         (443)
               Accrued and deferred income
                    taxes                         7,425         7,135         7,572
               Other liabilities                  3,513        (8,046)        7,406
          Other                                       -           (12)          423
                                           ------------  ------------  ------------
               Net cash provided by
                    operating activities         56,069        47,237        46,062
                                           ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of assets               226           115            13
     Capital expenditures                       (12,788)      (14,552)       (9,140)
                                           ------------  ------------  ------------
               Net cash used for investing
                    activities                  (12,562)      (14,437)       (9,127)
                                           ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                             (23,000)      (20,500)      (22,000)
     Redemptions, repurchase of and
          principal payments on long-term
          debt                                  (16,299)      (14,153)      (13,670)
     Incurrence of financing costs                    -             -          (150)
     Decrease in restricted cash                  1,533         1,400         1,035
                                           ------------  ------------  ------------
               Net cash used for financing
                    activities                  (37,766)      (33,253)      (34,785)
                                           ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                  5,741          (453)        2,150
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     YEAR                                        26,027        26,480        24,330
                                           ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR   $     31,768  $     26,027  $     26,480
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

          The Company grows and harvests redwood and Douglas-fir timber, mills logs into lumber and manufactures lumber into a variety of finished products. Housing, construction and remodeling are the principal markets for the Company's lumber products. Export sales approximate 6% of the Company's sales. A significant portion of the Company's sales are made to third parties located west of the Mississippi River.

     USE OF ESTIMATES AND ASSUMPTIONS

          The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities,
(ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that the subsequent resolution of any one of the contingent matters described in Note 8 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's consolidated financial position, results of operations or liquidity.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash Equivalents
          Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less.

          Marketable Securities
          Marketable securities are carried at fair value. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income for the years ending 1997, 1996 and 1995 were net realized gains of $40,000, $52,000 and $478,000, respectively.

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

          Restricted Cash and Concentrations of Credit Risk
          Restricted cash represents the amount deposited into an account (the "Liquidity Account") held by the Trustee under the Indenture governing the 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes") of Scotia Pacific. See Note 4. The Liquidity Account is not available, except under certain limited circumstances, for Scotia Pacific's working capital purposes; however, it is available to pay the Rated Amortization (as defined in Note 4) and interest on the Timber Notes if and to the extent that cash flows are insufficient to make such payments. The required Liquidity Account balance will generally decline as principal payments are made on the Timber Notes. Investment, interest and other income for the years ended December 31, 1997, 1996 and 1995 includes interest of approximately $2,336,000, $2,457,000 and $2,560,000, respectively, attributable to an investment rate agreement (at 7.95% per annum) with the financial institution which holds the Liquidity Account.

          At December 31, 1997 and 1996, cash and cash equivalents include $17,784,000 and $17,600,000, respectively, (the "Payment Account") which is reserved for debt service payments on the Timber Notes (see Note 4). The Payment Account and the Liquidity Account are each held by a different financial institution. In the event of nonperformance by such financial institutions, the Company's exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon. The Company mitigates its concentrations of credit risk with respect to these restricted cash deposits by maintaining them at high credit quality financial institutions and monitoring the credit ratings of these institutions.

          Fair Value of Financial Instruments
          The carrying amounts of cash equivalents and restricted cash approximate fair value. Marketable securities are carried at fair value which is determined based on quoted market prices. As of December 31, 1997 and 1996, the estimated fair value of long-term debt, including current maturities, was $584,423,000 and $579,102,000, respectively. The estimated fair value of long-term debt is determined based on the quoted market prices for the Timber Notes and the Company's 10-1/2% Senior Notes due 2003 (the "Senior Notes"), and on the current rates offered for borrowings similar to the Company's other debt. Some of the Company's publicly traded debt issues are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market.

2.        INVENTORIES

          Inventories consist of the following (in thousands):


                                                        December 31,
                                                ---------------------------
                                                     1997          1996
                                                ------------- -------------
Lumber                                          $      41,737 $      46,882
Logs                                                   14,342        18,808
                                                ------------- -------------
                                                $      56,079 $      65,690
                                                ============= =============



3.        PROPERTY, PLANT AND EQUIPMENT

          The major classes of property, plant and equipment are as follows (dollar amounts in thousands):



                                        Estimated           December 31,
                                                    --------------------------
                                       Useful Lives      1997          1996
                                      ------------- ------------  ------------
Machinery and equipment                5 - 15 years $    126,079  $    123,909
Buildings                                  33 years       36,217        34,285
Logging roads                              15 years       16,066        11,093
                                                    ------------  ------------
                                                         178,362       169,287
Less:  accumulated depreciation                          (82,070)      (73,772)
                                                    ------------  ------------
                                                    $     96,292  $     95,515
                                                    ============  ============


          Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $9,191,000, $8,850,000 and $9,185,000, respectively.

4.        LONG-TERM DEBT

          Long-term debt consists of the following (in thousands):



                                                        December 31,
                                                --------------------------
                                                     1997          1996
                                                ------------  ------------
7.95% Scotia Pacific Timber Collateralized
     Notes due through July 20, 2015            $    319,965  $    336,130
10-1/2% Pacific Lumber Senior Notes due March
     1, 2003                                         235,000       235,000
Revolving Credit Agreement                             9,445             -
Other                                                    590           724
                                                ------------  ------------
                                                     565,000       571,854
Less: current maturities                             (19,429)      (16,258)
                                                ------------  ------------
                                                $    545,571  $    555,596
                                                ============  ============



          The indenture governing the Timber Notes (the "Timber Note Indenture") prohibits Scotia Pacific from incurring any additional indebtedness for borrowed money and generally limits the business activities of Scotia Pacific to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of Scotia Pacific and are not obligations of, or guaranteed by, the Company or any other person. The Timber Notes are secured by a lien on (i) Scotia Pacific's timber and timberlands (representing $154,288,000 of the Company's consolidated balance at December 31, 1997), (ii) Scotia Pacific's contract rights and certain other assets, (iii) the funds deposited in the Payment Account and the Liquidity Account, and (iv) substantially all of Scotia Pacific's other property and equipment.

          The Timber Notes are structured to link, to the extent of available cash, the deemed depletion of Scotia Pacific's timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber
Note Indenture. The minimum amount of principal which Scotia Pacific must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined) is referred to as rated amortization ("Rated Amortization"). If all payments of principal are made in accordance with Rated Amortization, the payment date on which Scotia Pacific will pay the final installment of principal is July 20, 2015. The amount of principal which Scotia Pacific must pay through each Timber Note payment date in order to avoid prepayment or deficiency premiums is referred to as scheduled amortization ("Scheduled Amortization"). If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which Scotia Pacific will pay the final installment of principal is July 20, 2009.

          Principal and interest on the Timber Notes are payable semi-annually on January 20 and July 20. On January 20, 1998, Scotia Pacific paid $10,773,000 of principal on the Timber Notes. The Timber Notes are redeemable at the option of Scotia Pacific, in whole but not in part, at any time. The redemption price of the Timber Notes is equal to the sum of the principal amount, accrued interest and a prepayment premium calculated based upon the yield of like-term Treasury securities plus 50 basis points.

          Interest on the Senior Notes is payable semi-annually on March 1 and September 1. The Senior Notes are redeemable at the option of the Company, in whole or in part, on or after March 1, 1998, at a price of 103% of the principal amount plus accrued interest. The redemption price is reduced annually until March 1, 2000, after which time the Senior Notes are redeemable at par. The Senior Notes are unsecured and are senior indebtedness of the Company; however, they are effectively subordinated to the Timber Notes. The indenture governing the Senior Notes contains various covenants which, among other things, limit the Company's ability to incur additional indebtedness and liens, to engage in transactions with affiliates, to make investments and to pay dividends.

          On October 9, 1997, the Company amended its revolving credit agreement with a bank (the "Revolving Credit Agreement") to extend the date on which it expires to May 31, 2000. Borrowings under the Revolving Credit Agreement are secured by the Company's trade receivables and inventories, with interest currently computed at the bank's reference rate plus 1-1/4% or the bank's offshore rate plus 2-1/4%. The Revolving Credit Agreement provides for borrowings of up to $60,000,000, of which $20,000,000 may be used for standby letters of credit and $30,000,000 is restricted to timberland acquisitions. Borrowings made pursuant to the portion of the credit facility restricted to timberland acquisitions would also be secured by the purchased timberlands. As of December 31, 1997, $35,484,000 of borrowings was available under the Revolving Credit Agreement, of which $4,929,000 was available for letters of credit and $20,554,000 was restricted to timberland acquisitions. $9,445,000 of borrowings were outstanding as of December 31, 1997, and letters of credit outstanding amounted to $15,071,000. The Revolving Credit Agreement contains covenants substantially similar to those contained in the indenture governing the Senior Notes.

          As of December 31, 1997, under the most restrictive covenants contained in the indentures governing the Senior Notes, the Timber Notes and the Revolving Credit Agreement, the Company could pay approximately $15,900,000 of dividends.

          Scheduled maturities of long-term debt outstanding at December 31, 1997, using the Scheduled Amortization for the Timber Notes, are as follows: years ending December 31, 1998 - $19,429,000; 1999 - $24,107,000;
2000 - $26,426,000; 2001 - $27,189,000; 2002 - $27,213,000; thereafter -
$440,636,000.

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

          The Company and its subsidiaries are members of MAXXAM's consolidated return group for federal income tax purposes. The Company's tax allocation agreement with MAXXAM (the "Tax Allocation Agreement") provides that the Company, excluding its wholly owned subsidiaries ("Pacific Lumber"), is liable to MAXXAM for the federal consolidated income tax liability of Pacific Lumber, Scotia Pacific and certain other subsidiaries of Pacific Lumber (but excluding Salmon Creek) (collectively, the "PL Subgroup") computed as if the PL Subgroup was a separate affiliated group of corporations which was never connected with MAXXAM. The Tax Allocation Agreement further provides that Salmon Creek is liable to MAXXAM for its federal income tax liability computed as if Salmon Creek was a separate corporation which was never affiliated with MAXXAM.

          The provision in lieu of income taxes on income before income taxes and extraordinary item consists of the following (in thousands):



                                                 Years Ended December 31,
                                        -----------------------------------------
                                             1997          1996          1995
                                        ------------- ------------- -------------
Current:
     Federal provision in lieu of
          income taxes                  $         369 $         189 $         239
     State and local                              391            28            61
                                        ------------- ------------- -------------
                                                  760           217           300
                                        ------------- ------------- -------------
Deferred:
     Federal provision in lieu of
          income taxes                          6,851         5,613         4,755
     State and local                              268           277         1,425
                                        ------------- ------------- -------------
                                                7,119         5,890         6,180
                                        ------------- ------------- -------------
                                        $       7,879 $       6,107 $       6,480
                                        ============= ============= =============


          A reconciliation between the provision in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows (in thousands):



                                                 Years Ended December 31,
                                        -----------------------------------------
                                             1997          1996          1995
                                        ------------  ------------  -------------
Income before income taxes              $     23,468  $     16,053  $      13,041
                                        ============  ============  =============
Amount of federal income tax based
     upon the statutory rate            $      8,213  $      5,619  $       4,564
Revision of prior years' tax estimates        (1,134)         (981)           651
State and local taxes, net of federal
     tax effect                                  428         1,080            966
Expenses for which no federal tax
     benefit is available                        176           489              -
Other                                            196          (100)           299
                                        ------------  ------------  -------------
                                        $      7,879  $      6,107  $       6,480
                                        ============  ============  =============

          Revision of prior years' tax estimates as shown in the table above primarily include amounts for the reversal of reserves which the Company no longer believes are necessary. Generally, the reversal of reserves relates to the expiration of the relevant statute of limitations with respect to certain income tax returns or the resolution of specific income tax matters with the relevant tax authorities. For the years ended December 31, 1996 and 1995, the reversal of reserves which the Company believes are no longer necessary resulted in a credit to the income tax provision of $883,000 and $127,000, respectively. There was no reversal of reserves for the year ended December 31, 1997.

          The components of the Company's net deferred income tax assets (liabilities) are as follows (in thousands):



                                                        December 31,
                                                --------------------------
                                                     1997          1996
                                                ------------  ------------
Deferred income tax assets:
     Timber and timberlands                     $     25,800  $     28,992
     Loss and credit carryforwards                    14,619        22,089
     Other liabilities and other                      12,407         8,468
     Valuation allowances                             (2,795)       (1,884)
                                                ------------  ------------
          Total deferred income tax assets,
               net                                    50,031        57,665
                                                ------------  ------------
Deferred income tax liabilities:
     Inventories                                     (15,803)      (15,102)
     Property, plant and equipment                   (12,771)      (15,917)
     Other                                            (4,110)       (2,180)
                                                ------------  ------------
          Total deferred income tax
               liabilities                           (32,684)      (33,199)
                                                ------------  ------------
Net deferred income tax assets                  $     17,347  $     24,466
                                                ============  ============


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

          Included in the net deferred income tax assets listed above are $15,735,000 and $22,586,000 at December 31, 1997 and 1996, respectively, which are recorded pursuant to the Tax Allocation Agreement with MAXXAM.

          The following table presents the Company's estimated tax attributes, for federal income tax purposes, under the terms of the Tax Allocation Agreement at December 31, 1997 (in thousands):



                                                                 Expiring
                                                                 Through
                                                              -------------
Regular Tax Attribute Carryforwards:
     Net operating losses                       $      31,589      2012
     Charitable contribution deduction                     99      2002
     Minimum tax credit                                   733    Indefinite

Alternative Minimum Tax Attribute
     Carryforwards:
     Net operating losses                       $       1,929       2012



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

          A summary of the components of net periodic pension cost is as follows (in thousands):



                                       Years Ended December 31,
                              ----------------------------------------
                                   1997          1996          1995
                              ------------  ------------  ------------
Service cost - benefits
     earned during the year   $      1,937  $      1,903  $      1,483
Interest cost on projected
     benefit obligation              1,892         1,682         1,693
Actual gain on plan assets          (3,988)       (2,762)       (3,900)
Net amortization and deferral        2,451         1,448         2,460
                              ------------  ------------  ------------
Net periodic pension cost     $      2,292  $      2,271  $      1,736
                              ============  ============  ============


          The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet (in thousands):

                                                        December 31,
                                                --------------------------
                                                     1997          1996
                                                ------------  ------------
Actuarial present value of accumulated plan
     benefits:
     Vested benefit obligation                  $     22,181  $     18,506
     Non-vested benefit obligation                     2,176         1,371
                                                ------------  ------------
          Total accumulated benefit obligation  $     24,357  $     19,877
                                                ============  ============

Projected benefit obligation                    $    28,940   $     23,582
Plan assets at fair value, primarily equity
     and debt securities                            (25,872)       (21,800)
                                                -----------   ------------
Projected benefit obligation in excess of plan
     assets                                           3,068          1,782
Unrecognized net transition asset                        12             18
Unrecognized net gain                                 4,226          2,855
Unrecognized prior service cost                        (950)           (39)
                                                -----------   ------------
          Accrued pension liability             $     6,356   $      4,616
                                                ===========   ============


          The assumptions used in accounting for the defined benefit plan were as follows (in thousands):



                                                  1997          1996          1995
                                             ------------- ------------- -------------
Rate of increase in compensation levels               5.0%          5.0%          5.0%
Discount rate                                        7.25%          7.5%         7.25%
Expected long-term rate of return on assets           8.0%          8.0%          8.0%


     POSTRETIREMENT MEDICAL BENEFITS

          The Company has an unfunded benefit plan for certain postretirement medical benefits which covers substantially all employees of the Company. Participants of the plan are eligible for certain health care benefits upon termination of employment and retirement and commencement of pension benefits. Participants make contributions for a portion of the cost of their health care benefits. The expected costs of postretirement medical benefits are accrued over the period the employees provide services to the date of their full eligibility for such benefits.

          A summary of the components of net periodic postretirement medical benefit cost is as follows (in thousands):



                                                 Years Ended December 31,
                                        ----------------------------------------
                                             1997          1996          1995
                                        ------------  ------------  ------------
Service cost - medical benefits earned
     during the year                    $        287  $        332  $        228
Interest cost on accumulated
     postretirement medical benefit
     obligation                                  362           415           317
Net amortization and deferral                    (42)            -           (53)
                                        ------------  ------------  ------------
Net periodic postretirement medical
     benefit cost                       $        607  $        747  $        492
                                        ============  ============  ============



          The postretirement medical benefit liability recognized in the Company's Consolidated Balance Sheet is as follows (in thousands):



                                                        December 31,
                                                --------------------------
                                                     1997          1996
                                                ------------  ------------
Retirees                                        $        710  $      1,182
Actives eligible for benefits                            893           905
Actives not eligible for benefits                      3,434         3,818
                                                ------------  ------------
     Accumulated postretirement medical
          benefit obligation                           5,037         5,905
Unrecognized net gain (loss)                           1,003           (86)
                                                ------------  ------------
     Postretirement medical benefit liability   $      6,040  $      5,819
                                                ============  ============



          The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.0% for 1998 and is assumed to decrease gradually to 5.5% in 2009 and remain at that level thereafter. Each one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement medical benefit obligation as of December 31, 1997 by approximately $655,000 and the aggregate of the service and interest cost components of net periodic postretirement medical benefit cost by approximately $112,000.

          The discount rates used in determining the accumulated postretirement medical benefit obligation were 7.25% and 7.5% at December 31, 1997 and 1996, respectively.

     EMPLOYEE SAVINGS PLAN

          The Company's employees are eligible to participate in a defined contribution savings plan sponsored by MAXXAM. This plan is designed to enhance the existing retirement programs of participating employees. Employees may elect to defer up to 16% of their base compensation to the plan. For those participants who have elected to defer a portion of their compensation to the plan, the Company's contributions consist of matching contributions of up to 4% of the base compensation of participants. The cost to the Company of this plan was $1,516,000, $1,388,000 and $1,281,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     WORKERS' COMPENSATION BENEFITS

          The Company is self-insured for workers' compensation benefits. Included in accrued compensation and related benefits and other noncurrent liabilities are accruals for workers' compensation claims amounting to $10,800,000 and $8,000,000 at December 31, 1997 and 1996, respectively.
Workers' compensation expenses amounted to $4,381,000, $2,409,000 and $3,302,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

7.        RELATED PARTY TRANSACTIONS

          MAXXAM provides the Company with personnel, insurance, legal, accounting, financial, and certain other services. MAXXAM is compensated by the Company through the payment of a fee representing the reimbursement of actual out-of-pocket expenses incurred by MAXXAM, including, but not limited to, labor costs of personnel of MAXXAM rendering services to the Company. Charges by MAXXAM for such services were $1,358,000, $1,664,000 and $1,694,000, for the years ended December 31, 1997, 1996, and 1995, respectively. The Company believes that the services being rendered are on terms not less favorable to the Company than those which would be obtainable from unaffiliated third parties.

          An agreement with Britt Lumber Co., Inc., an indirect wholly owned subsidiary of MGI ("Britt"), governs, among other things, the sale of logs and lumber by the Company and Britt to each other and the sale of hog fuel (wood residue) by Britt to the Company. The logs which the Company sells to Britt are sold at approximately 75% of the applicable price for such species and category as established by the California State Board of Equalization, which reflects the lower quality of these logs. Logs which either the Company or Britt purchases from third parties and which are then sold to each other are transferred at the actual cost of such logs. Hog fuel is sold to the Company by Britt at applicable market prices. Net sales for the years ended December 31, 1997, 1996 and 1995 include revenues of $13,907,000, $14,710,000 and $13,627,000, respectively, from Britt. The
Company recognized operating income of $6,505,000, $6,784,000 and $5,527,000 on these revenues for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, receivables include $1,049,000 and $1,281,000, respectively, related to these affiliate sales.

          All of the Company's issued and outstanding common stock is pledged as collateral for MGI's $100,000,000 11-1/4% Senior Secured Notes due 2003 and $125,720,000 12-1/4% Senior Secured Discount Notes due 2003 (collectively, the "MGI Notes"). MGI conducts its operations primarily through subsidiary companies. The Company represents the substantial portion of MGI's assets and operations. The indenture governing the MGI Notes requires the Company's board of directors to declare and pay dividends on the Company's common stock to the maximum extent permitted by any consensual restriction or encumbrance on the Company's ability to declare and pay dividends, unless the Board determines in good faith that such declaration and payment would be detrimental to the capital or other operating needs of the Company.

8.        STOCKHOLDER'S DEFICIT

Changes in stockholder's deficit were (in thousands):



                                      Common
                                      Stock       Additional   Accumulated
                                    ($.01 Par)     Capital       Deficit        Total
                                  ------------  ------------  ------------  ------------
Balance, January 1, 1995          $          -  $    157,520  $   (146,241) $     11,279
     Net income                              -             -         6,561         6,561
     Dividends                               -             -       (22,000)      (22,000)
                                  ------------  ------------  ------------  ------------
Balance, December 31, 1995                   -       157,520      (161,680)       (4,160)
     Net income                              -             -         9,946         9,946
     Dividends                               -             -       (20,500)      (20,500)
                                  ------------  ------------  ------------  ------------
Balance, December 31, 1996                   -       157,520      (172,234)      (14,714)
     Net income                              -             -        15,589        15,589
     Dividends                               -             -       (23,000)      (23,000)
                                  ------------  ------------  ------------  ------------
Balance, December 31, 1997        $          -  $    157,520  $   (179,645) $   (22,125)
                                  ============  ============  ============  ============




9.        CONTINGENCIES

          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in the Company's business. While compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations, have increased the costs of the Company, they have not had a significant adverse effect on its financial position, results of operations or liquidity. However, these laws and related administrative actions and legal challenges have severely restricted the ability of the Company to harvest virgin old growth timber on its timberlands, and to a lesser extent, residual old growth timber.

          On September 28, 1996, the Company (on behalf of itself, its subsidiaries and affiliates) and MAXXAM (collectively, the "Pacific Lumber Parties") entered into an agreement with the United States and California ("Headwaters Agreement") which provides the framework for the acquisition by the United States and California of approximately 5,600 acres of the Company's timberlands. These timberlands are commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by Scotia Pacific (the Company having harvesting rights on approximately 300 of such acres). The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Springs Forest to conduct any logging or salvage operations.

          Closing of the Headwaters Agreement is subject to various conditions, including federal and California funding, approval of a sustained yield plan ("SYP"), approval of a habitat conservation plan covering multiple species ("Multi-Species HCP") and issuance of a related incidental take permit (the "Permit") and the issuance of certain tax agreements satisfactory to the Pacific Lumber Parties.

          In November 1997, President Clinton signed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement. On February 27, 1998, the Company, MAXXAM and various government agencies entered into a Pre-Permit Application Agreement in Principle (the "HCP/SYP Agreement") regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permit and the SYP. The HCP/SYP Agreement provides that the Permit and Multi-Species HCP would have a term of 50 years, and would limit the activities which could be conducted by the Company in twelve forest groves to those which would enhance habitat. These groves aggregate approximately 8,000 acres and consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber.

          In addition to being an important milestone toward completion of the Headwaters Agreement, the Company also believes that the HCP/SYP
Agreement is a positive development in respect of the environmental challenges that it has faced over the last several years. Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered or threatened under the federal Endangered Species Act ("ESA") and/or the California Endangered Species Act ("CESA"). The Company has developed federal and state northern spotted owl management plans which permit harvesting activities to be conducted so long as the Company adheres to certain measures designed to protect the northern spotted owl. The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. If the Multi-Species HCP is approved, the Company would be issued the Permit, which would allow limited incidental "take" of listed species so long as there was no "jeopardy" to the species and the Multi-Species HCP would identify the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent possible. The Multi-Species HCP would be designed to protect currently listed species as well as to consider candidate and future listed species. The Company is also attempting to include in the Multi-Species HCP a resolution of the potential effect of limits by the Environmental Protection Agency ("EPA") on sedimentation, temperature and other factors for seventeen northern California rivers and certain of their tributaries, including rivers within the Company's timberlands. These limitations will be aimed at protecting water quality.

          Lawsuits are pending or threatened which seek to prevent the Company from implementing certain of its approved timber harvesting plans ("THPs"). While challenges with respect to the Company's young growth timber have historically been limited, a lawsuit was recently filed under the ESA which relates to a significant number of THPs covering young growth timber of the Company. While the Company expects these environmentally focused objections and lawsuits to continue, it believes that the HCP/SYP Agreement will enhance its position in connection with these challenges. The Company also believes that the Multi-Species HCP would expedite the preparation and facilitate approval of its THPs.

          The HCP/SYP Agreement also contains certain provisions relating to the SYP. Subject to further study, the Company expects the Company to propose a long-term sustained yield harvest level ("LTSY") which is somewhat less than the Company's recent harvest levels. If the SYP is approved, the Company will have complied with certain BOF regulations requiring that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that the Company's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period.
An approved SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs will be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          The final terms of the SYP, the Multi-Species HCP and the Permit are subject to additional negotiation and agreement among the parties as well as public review and comment. While the parties are working diligently to complete the Multi-Species HCP and the SYP as well as the other closing conditions contained in the Headwaters Agreement, there can be no assurance that the Headwaters Agreement will be consummated or that an SYP, Multi-Species HCP or Permit acceptable to the Company will be approved.

          In the event that a Multi-Species HCP is not approved, the Company will not enjoy the benefits of expedited preparation and facilitated review of its THPs. Furthermore, if a Multi-Species HCP acceptable to the Company is not approved, it is impossible for the Company to determine the potential adverse effect of the listings of the marbled murrelet and coho salmon or the EPA s limitations on the Company's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if the Company is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to the Company.

10.  SUPPLEMENTAL CASH FLOW AND OTHER INFORMATION

          Items Related to 1992 Earthquake
          In 1995, the Company recorded reductions in cost of sales of $1,527,000 resulting from business interruption insurance reimbursements for higher operating costs and the related loss of revenues resulting from the April 1992 earthquake.


                                                    Years Ended December 31,
                                           -----------------------------------------
                                                1997          1996          1995
                                           ------------- ------------- -------------
                                                         (In thousands)
Supplemental information on non-cash
     investing and financing activities:
     Timber and timberlands acquired
          subject to long-term debt        $      9,445  $          -  $        615
Supplemental disclosure of cash flow
     information:
     Interest paid, net of capitalized
          interest                         $     52,380  $     52,517  $     53,636
     Income taxes paid (refunded)                   166           221        (5,190)
     Tax allocation payments to MAXXAM              454           330             -



11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summary quarterly financial information for the years ended December 31, 1997 and 1996 is as follows (in thousands):



                                                  Three Months Ended
                               -------------------------------------------------------
                                  March 31      June 30     September 30  December 31
                               ------------- ------------- ------------- -------------
1997:
     Net sales                 $      60,849 $      67,810 $      66,592 $      66,126
     Operating income                 16,512        20,810        20,584        16,659
     Net income                        2,193         4,905         4,678         3,813

1996:
     Net sales                 $      54,903 $      65,299 $      62,965 $      61,682
     Operating income                 14,310        17,485        15,415        19,090
     Net income                          884         3,144         1,473         4,445



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART III

          Not applicable.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS                                     PAGE

     1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

          Report of Independent Public Accountants                      19
          Consolidated Balance Sheet at December 31, 1997 and 1996 20 Consolidated Statement of Operations for the years ended
               December 31, 1997, 1996 and 1995                         21
          Consolidated Statement of Cash Flows for the years ended
               December 31, 1997, 1996 and 1995                         22
          Notes to Consolidated Financial Statements                    23

     2.   FINANCIAL STATEMENT SCHEDULES:

          Schedules are inapplicable or the required information is included in the consolidated financial statements or the notes thereto.

(B)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K during the fourth quarter of 1997.

(C)  EXHIBITS

          Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 36), which index is incorporated herein by reference.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE PACIFIC LUMBER COMPANY

Date:  March 26, 1998         By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                Vice President, Chief Financial
                                     Officer and Director

Date:  March 26, 1998         By:      /S/ GARY L. CLARK
                                         Gary L. Clark
                                 Vice President - Finance and
                                        Administration

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 26, 1998         By:    /S/ JOHN A. CAMPBELL
                                       John A. Campbell
                              President, Chief Executive Officer
                                         and Director


Date:  March 26, 1998         By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                Vice President, Chief Financial
                                     Officer and Director
                                 (Principal Financial Officer)


Date:  March 26, 1998         By:     /S/ JOHN T. LA DUC
                                        John T. La Duc
                                  Vice President and Director


Date:  March 26, 1998         By:      /S/ EZRA G. LEVIN
                                         Ezra G. Levin
                                           Director

Date:  March 26, 1998         By:    /S/ WILLIAM S. RIEGEL
                                       William S. Riegel
                                  Vice President - Sales and
                                           Director


Date:  March 26, 1998         By:      /S/ GARY L. CLARK
                                         Gary L. Clark
                                 Vice President - Finance and
                                        Administration
                                (Principal Accounting Officer)


                             INDEX OF EXHIBITS


    EXHIBIT
    NUMBER                          DESCRIPTION
 ------------  ----------------------------------------------------

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

      4.1 Indenture between the Company and State Street Bank and Trust Company ("State Street"), regarding
               Pacific Lumber's 10-1/2% Senior Notes due 2003
               (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

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

      4.4      First Amendment, dated February 10, 1997, to the
               Revolving Credit Agreement (incorporated herein by reference to the Company's Annual Report on Form 10-
               K for the year ended December 31, 1997)

      4.5      Second Amendment, dated October 9, 1997, to the
               Revolving Credit Agreement, (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended September
               30, 1997)

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

      10.15    Agreement (the "Headwaters Agreement") dated
               September 28, 1996 among MAXXAM Inc., The Pacific
               Lumber Company (on behalf of itself, its subsidiaires and its affiliates), the United States of America and the State of California (incorporated herein by reference to Exhibit 10.1 to MAXXAM
               Inc.'s Form 8-K dated September 28, 1996; File No.
               1-3924)

      *10.16   Pre-Permit Application Agreement in Principle dated
               February 27, 1998 relating to the Headwaters
               Agreement.

      *27      Financial Data Schedule




---------------

* Included with this filing.
