Form 10-Q
period 1998-03-31
PACIFIC LUMBER CO /DE/
filed 1998-05-05
CIK 796838

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
Yes /X/   No /  /

    Number of shares of common stock outstanding at April 29, 1998:  100


Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                             TABLE OF CONTENTS


                                                                      PAGE
PART I.  -  FINANCIAL INFORMATION

     Item 1.   Financial Statements:
          Consolidated Balance Sheet at March 31, 1998 and
               December 31, 1997                                      3
          Consolidated Statement of Operations for the three
               months ended March 31, 1998 and 1997                   4
          Consolidated Statement of Cash Flows for the three
               months ended March 31, 1998 and 1997                   5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

PART II.  -  OTHER INFORMATION

     Item 1.   Legal Proceedings                                      12
     Item 6.   Exhibits and Reports on Form 8-K                       12
     Signature                                                        S-1

                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                    MARCH 31,    DECEMBER 31,
                                                       1998          1997
                                                  ------------  ------------
                                                   (UNAUDITED)
                     ASSETS
Current assets:
     Cash and cash equivalents                    $     24,076  $     31,768
     Receivables:
          Trade                                          9,053        19,216
          Other                                          2,754         2,123
     Inventories                                        50,214        56,079
     Prepaid expenses and other current assets           7,647        12,898
                                                  ------------  ------------
               Total current assets                     93,744       122,084
Timber and timberlands, net of accumulated
     depletion of $238,125 and $236,824,
     respectively                                      320,752       321,206
Property, plant and equipment, net of
     accumulated depreciation of $84,306 and
     $82,070, respectively                              95,986        96,292
Deferred financing costs, net                           17,394        17,912
Deferred income taxes                                   27,435        27,018
Restricted cash                                         28,108        28,434
Other assets                                             4,490         4,186
                                                  ------------  ------------
                                                  $    587,909  $    617,132
                                                  ============  ============

      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                             $      2,808  $      3,538
     Accrued compensation and related benefits           8,000        12,365
     Accrued interest                                    6,959        19,650
     Deferred income taxes                               9,671         9,671
     Other accrued liabilities                           1,248         1,042
     Long-term debt, current maturities                 20,607        19,429
                                                  ------------  ------------
               Total current liabilities                49,293        65,695
Long-term debt, less current maturities                533,617       545,571
Other noncurrent liabilities                            29,163        27,991
                                                  ------------  ------------
               Total liabilities                       612,073       639,257
                                                  ------------  ------------

Contingencies
Stockholder's deficit:
     Common stock, $.01 par value, 100 shares
          authorized and issued                              -             -
     Additional capital                                157,520       157,520
     Accumulated deficit                              (181,684)     (179,645)
                                                  ------------  ------------
               Total stockholder's deficit             (24,164)      (22,125)
                                                  ------------  ------------
                                                  $    587,909  $    617,132
                                                  ============  ============


The accompanying notes are an integral part of these financial statements.


                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS OF DOLLARS)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  --------------------------
                                                       1998          1997
                                                  ------------  ------------
Net sales:
     Lumber and logs                              $     43,285  $     54,399
     Other                                               3,229         6,450
                                                  ------------  ------------
                                                        46,514        60,849
                                                  ------------  ------------

Operating expenses:
     Cost of goods sold                                 30,279        34,723
     Selling, general and administrative expenses        2,841         3,051
     Depletion and depreciation                          5,533         6,563
                                                  ------------  ------------
                                                        38,653        44,337
                                                  ------------  ------------

Operating income                                         7,861        16,512

Other income (expense):
     Investment, interest and other income               2,199           805
     Interest expense                                  (13,197)      (13,485)
                                                  ------------  ------------
Income (loss) before income taxes                       (3,137)        3,832
Credit (provision) in lieu of income taxes               1,098        (1,639)
                                                  ------------  ------------
Net income (loss)                                 $     (2,039) $      2,193
                                                  ============  ============


The accompanying notes are an integral part of these financial statements.


                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                        1998          1997
                                                   ------------  ------------
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                             $     (2,039) $      2,193
     Adjustments to reconcile net income (loss)
          to net cash provided by operating
          activities:
          Depletion and depreciation                      5,533         6,563
          Amortization of deferred financing
               costs                                        518           523
          Net gain on asset dispositions                 (1,827)            -
          Increase (decrease) in cash resulting
               from changes in:
               Receivables                                9,532         1,534
               Inventories, net of depletion              3,860         5,698
               Prepaid expenses and other assets            208        (1,872)
               Accounts payable                             (98)          (39)
               Accrued and deferred income taxes         (1,098)        1,639
               Accrued interest                         (12,691)      (13,008)
               Other liabilities                         (2,987)       (2,755)
          Other                                               2            77
                                                   ------------  ------------
          Net cash provided by (used for)
               operating activities                      (1,087)          553
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                (2,636)       (2,164)
     Net proceeds from sale of assets                     6,481            --
                                                   ------------  ------------
          Net cash provided by (used for)
               investing activities                       3,845        (2,164)
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemptions, repurchases of and principal
          payments on long-term debt                    (10,776)       (8,756)
     Restricted cash withdrawals, net                       326           202
                                                   ------------  ------------
          Net cash used for financing activities        (10,450)       (8,554)
                                                   ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (7,692)      (10,165)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         31,768        26,027
                                                   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     24,076  $     15,862
                                                   ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest    $     25,369  $     25,970

The accompanying notes are an integral part of these financial statements.


                THE PACIFIC LUMBER COMPANY AND SUBSIDIARIES

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Form 10-K. Any capitalized terms used but not defined in these Condensed Notes to Consolidated Financial Statements are defined in the "Glossary of Defined Terms" contained in Appendix A. All references to the "Company" include the Company and its subsidiary companies unless otherwise noted or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1998, the consolidated results of operations for the three months ended March 31, 1998 and 1997 and consolidated cash flows for the three months ended March 31, 1998 and 1997. The Company is an indirect, wholly owned subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI which is a wholly owned subsidiary of MAXXAM.

          SFAS No. 130 was issued in June 1997 with adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity (such as minimum pension liabilities). For the quarters ended March 31, 1998 and 1997, there is not a significant difference between "traditional" net income and comprehensive net income as the amount of the adjustments required to arrive at comprehensive income is not significant.

2.        INVENTORIES

          Inventories consist of the following (in thousands):


                                                    MARCH 31,   DECEMBER 31,
                                                       1998          1997
                                                  ------------- -------------
Lumber                                            $      40,455 $      41,737
Logs                                                      9,759        14,342
                                                  ------------- -------------
                                                  $      50,214 $      56,079
                                                  ============= =============


3.        RESTRICTED CASH

          Restricted cash represents the amount held by the trustee under the indenture governing the Timber Notes of the Company's wholly owned subsidiary, Scotia Pacific. In addition, cash and cash equivalents includes $3,904,000 and $17,784,000 at March 31, 1998 and December 31,
1997, respectively, which is restricted for debt service payments on the Timber Notes.


4.        LONG-TERM DEBT

          Long-term debt consists of the following (in thousands):


                                                    MARCH 31,    DECEMBER 31,
                                                       1998          1997
                                                  ------------  ------------
7.95% Scotia Pacific Timber Collateralized Notes
     due July 20, 2015                            $    309,192  $    319,965
10-1/2% Pacific Lumber Senior Notes due March 1,
     2003                                              235,000       235,000
Revolving Credit Agreement                               9,445         9,445
Other                                                      587           590
                                                  ------------  ------------
                                                       554,224       565,000
Less: current maturities                               (20,607)      (19,429)
                                                  ------------  ------------
                                                  $    533,617  $    545,571
                                                  ============  ============



5.        CONTINGENCIES

          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in the Company's business. While compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations, have increased the costs of the Company, they have not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, these laws and related administrative actions and legal challenges have severely restricted the ability of the Company to harvest virgin old growth timber, and to a lesser extent, residual old growth timber on its timberlands.

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provides the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by Scotia Pacific (the Company having harvesting rights on approximately 300 of such acres). The Headwaters Timberlands would be transferred in exchange for (a) cash or other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,800 acres of timberlands to be acquired from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Timberlands to conduct any logging or salvage operations.

          Closing of the Headwaters Agreement is subject to various conditions, including federal and California funding, approval of an SYP, approval of a Multi-Species HCP and issuance of the Permits and the issuance of certain tax agreements satisfactory to the Pacific Lumber Parties.

          In November 1997, President Clinton signed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds towards consummation of the Headwaters Agreement. On February 27, 1998, Pacific Lumber, MAXXAM and various government agencies entered into the HCP/SYP Agreement regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP. The HCP/SYP Agreement provides that the Permits and Multi-Species HCP would have a term of 50 years, and would limit the activities which could be conducted by the Company in twelve forest groves to those which would not be detrimental to marbled murrelet habitat. These groves aggregate approximately 8,000 acres and consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber.

          The Company believes that the HCP/SYP Agreement is a favorable development that enhances its position in connection with legal and regulatory challenges to its THPs as well as the prospects for consummation of the Headwaters Agreement, the approval of the Multi-Species HCP and SYP and the issuance of the Permits. Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered or threatened under the ESA and/or the CESA. The Company has developed federal and state northern spotted owl management plans which permit harvesting activities to be conducted so long as the Company adheres to certain measures designed to protect the northern spotted owl. The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. If the Multi-Species HCP is approved, the Company would be issued the Permits, which would allow limited incidental "take" of listed species so long as there was no "jeopardy" to the continued existence of the species and the Multi-Species HCP would identify the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent possible. The Multi-Species HCP would not only provide for the Company's compliance with habitat requirements for currently listed species, it would also provide greater certainty and protection for the Company with regard to identified species that may be listed in the future. The Company is attempting to include in the Multi-Species HCP a resolution of the effect of potential regulatory limits by the EPA on sedimentation, temperature and other factors for seventeen northern California rivers and certain of their tributaries, including rivers within the Company's timberlands. These limitations would be aimed at protecting water quality.

          Lawsuits are pending or threatened which seek to prevent the Company from implementing certain of its approved THPs or other operations. While challenges with respect to the Company's young growth timber have historically been limited, a lawsuit relating to the coho salmon was recently filed under the ESA which relates to a significant number of THPs covering young growth timber of the Company. While the Company expects these environmentally focused objections and lawsuits to continue, it believes that the HCP/SYP Agreement will enhance its position in connection with these challenges. The Company also believes that the Multi-Species HCP would expedite the preparation and facilitate approval of its THPs.

          The HCP/SYP Agreement also contains certain provisions relating to the SYP. The Company expects to propose an LTSY which is approximately 10% less than the Company's average timber harvest over the last three years. If the SYP is approved by the CDF, the Company will have complied with certain BOF regulations requiring that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that the Company's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. An approved SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs will be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          The final terms of the SYP, the Multi-Species HCP and the Permits are subject to additional negotiation and agreement among the parties as well as public review and comment. While the parties are working diligently to complete the Multi-Species HCP and the SYP as well as the other closing conditions contained in the Headwaters Agreement, there can be no assurance that the Headwaters Agreement will be consummated or that an SYP, Multi-Species HCP or Permits acceptable to the Company will be approved. If the Headwaters Agreement is not consummated and the Company is unable to harvest or is severely limited in harvesting on various of its timberlands, it intends to continue and/or expand its takings litigation seeking just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute an uncompensated governmental taking of private property for public use.

          In the event that a Multi-Species HCP is not approved, the Company will not enjoy the benefits of a more streamlined THP preparation and review process. Furthermore, if a Multi-Species HCP acceptable to the Company is not approved, it is impossible for the Company to determine the potential adverse effect of the listings of the marbled murrelet and coho salmon or the EPA's potential regulatory limitations on river sedimentation on the Company's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if the Company is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K subsequent to the filing of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms" contained in Appendix A.

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in several places in this Form 10-Q. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This section and the Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

          The Company is engaged in forest products operations. Its business is seasonal in that the Company generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three months ended March 31, 1998 and 1997.



                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                  --------------------------
                                                       1998          1997
                                                  ------------  ------------
                                                    (In millions of dollars,
                                                       except shipments and
                                                            prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                            10.2          13.0
          Redwood common grades                           33.7          36.6
          Douglas-fir upper grades                         1.9           2.5
          Douglas-fir common grades                        9.2          19.4
          Other                                            2.2           3.0
                                                  ------------  ------------
               Total lumber                               57.2          74.5
                                                  ============  ============
     Logs (2)                                              9.4          11.1
                                                  ============  ============
     Wood chips (3)                                       27.6          56.9
                                                  ============  ============
Average sales price:
     Lumber: (4)
          Redwood upper grades                    $      1,491  $      1,322
          Redwood common grades                            538           541
          Douglas-fir upper grades                       1,269         1,211
          Douglas-fir common grades                        352           486
     Logs (4)                                              414           400
     Wood chips (5)                                         66            78

Net sales:
     Lumber, net of discount                      $       39.4  $       50.0
     Logs                                                  3.9           4.4
     Wood chips                                            1.8           4.4
     Cogeneration power                                     .6           1.0
     Other                                                  .8           1.0
                                                  ------------  ------------
               Total net sales                    $       46.5  $       60.8
                                                  ============  ============
Operating income                                  $        7.9  $       16.5
                                                  ============  ============
Operating cash flow (6)                           $       13.4  $       23.1
                                                  ============  ============
Income (loss) before income taxes                 $       (3.1) $        3.8
                                                  ============  ============
Net income (loss)                                 $       (2.0) $        2.2
                                                  ============  ============
Capital expenditures                              $        2.6  $        2.2
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


          Net sales
          Net sales for the quarter ended March 31, 1998 decreased from the comparable prior year quarter due primarily to lower shipments of lumber, logs, and chips and to lower average realized prices for common grade Douglas-fir lumber. This impact was partially offset by higher average realized prices for upper grade redwood lumber. The decrease in volumes was due largely to well-above-normal rainfall during the 1998 period which reduced demand, hindered logging operations, slowed production, and inhibited shipments.

          Operating income and income (loss) before income taxes
          Operating income and income (loss) before income taxes for the three months ended March 31, 1998 decreased from the comparable prior year period, principally due to the decrease in net sales discussed above. This impact was partially offset by a gain on the sale of a non-timber property.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The indentures governing the Senior Notes, Timber Notes and the Revolving Credit Agreement contain various covenants which, among other things, limit the ability of the Company and Scotia Pacific to incur additional indebtedness and liens, to engage in transactions with affiliates, to pay dividends and to make investments. As of March 31, 1998, under the most restrictive of these covenants, approximately $17.2 million of dividends could be paid by the Company to its parent.

          As of March 31, 1998, $30.3 million of borrowings was available under the Revolving Credit Agreement, of which $4.9 million was available for letters of credit and $20.6 million was restricted to timberland acquisitions. As of March 31, 1998, $9.4 million of borrowings were outstanding and letters of credit outstanding amounted to $15.1 million.

          As of March 31, 1998, the Company had consolidated long-term debt of $505.5 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $517.1 million at December 31, 1997. The decrease in long-term debt was principally due to principal payments on the Timber Notes of $10.8 million. The Company anticipates that cash from operations, together with existing cash, cash equivalents and available sources of financing, will be sufficient to fund its working capital and capital expenditure requirements for the next year. With respect to its long-term liquidity, the Company believes that its existing cash and cash equivalents, together with its ability to generate sufficient levels of cash from operations and to obtain both short- and long-term financing, should provide sufficient funds to meet its working capital and capital expenditure requirements. However, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including litigation and governmental regulation affecting timber harvesting practices (see "--Trends" below), increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of the Company, have increased the cost of logging operations. The Company is subject to certain pending matters which could have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not have a material adverse effect on the Company. See Part II, Item 1. "Legal Proceedings" and Note 5 to the Condensed Consolidated Financial Statements for further information regarding regulatory and environmental factors and the Headwaters Agreement affecting the Company's operations.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair the Company's ability to maintain adequate log inventories and force the Company to temporarily idle or curtail operations at certain lumber mills from time to time.

                        PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. No material developments have occurred with respect to such legal proceedings.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS:

          3.1  By-Laws of the Company, amended November 19, 1993
          27   Financial Data Schedule

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


                                   THE PACIFIC LUMBER COMPANY



Date:  May 1, 1998              By:     /S/ GARY L. CLARK
                                          Gary L. Clark
                                  Vice President - Finance and
                                         Administration



                                                                 APPENDIX A


                         GLOSSARY OF DEFINED TERMS


BOF:  California Board of Forestry

CDF:  California Department of Forestry

CESA:  California Endangered Species Act

Company: The Pacific Lumber Company, an indirect, wholly-owned subsidiary of MGI

ESA:  The federal Endangered Species Act

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997

HCP:  Habitat conservation plan

HCP/SYP Agreement: A February 27, 1998 Pre-Permit Application Agreement in Principle entered into by Pacific Lumber, MAXXAM and various government agencies regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP

Headwaters Agreement: The September 28, 1996 agreement between the Pacific Lumber Parties, the United States and California which provides the framework for the acquisition by the United States and California of the Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest

Liquidity Account: A liquidity account maintained by Scotia Pacific with respect to the Timber Notes

LTSY:  Long-term sustained yield

MAXXAM:  MAXXAM Inc.

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI

Multi-Species HCP: The habitat conservation plan covering multiple species contemplated by the Headwaters Agreement

NMFS:  National Marine Fisheries Service

Pacific Lumber Parties: Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM

Permits:  The incidental take permits related to the Multi-Species HCP

Revolving Credit Agreement: The revolving credit agreement between the Company and a bank which provides for borrowings of up to $60,000,000, of which $20,000,000 may be used for standby letters of credit and $30,000,000 is restricted to timberland acquisitions

Salmon Creek: Salmon Creek Corporation, a wholly owned subsidiary of the Company

Scotia Pacific: Scotia Pacific Holding Company, a wholly owned subsidiary of the Company

Senior Notes:  10-1/2% Pacific Lumber Senior Notes due March
1, 2003

SFAS No. 130: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"

SYP: Sustained yield plan establishing long-term sustained yield harvest levels for a company's timberlands

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

Timber Notes: the 7.95% Scotia Pacific Timber Collateralized Notes due July 20, 2015

USFWS:  United States Fish and Wildlife Service